Form 10-Q
period 1996-03-31
GREAT LAKES CARBON CORP
filed 1996-05-14
CIK 1002664

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number:         33-98522

                      GREAT LAKES CARBON CORPORATION
           (Exact name of registrant as specified in its charter)

           DELAWARE                                    13-3637043
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

110 East 59th Street, New York, New York                 10022
(Address of principal executive offices)              (Zip Code)

                              (212) 527-3002
            (Registrant's telephone number, including area code)

                              Not Applicable
                  (Former name, former address and former
                  fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]         No [  ].


                      GREAT LAKES CARBON CORPORATION


FORM 10-Q                                                 MARCH 31, 1996

                                CONTENTS
                                                                Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          March 31, 1996 and December 31, 1995 . . . . . . . . . . 1

          Condensed Consolidated Statements of Operations -
          Three Months Ended March 31, 1996 and 1995 . . . . . . . 2

          Condensed Consolidated Statement of Stockholders'
          Equity - Three Months Ended March 31, 1996 . . . . . . . 3

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended March 31, 1996 and 1995 . . . . . . . 4

          Notes to Condensed Consolidated Financial Statements . . 5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . 6

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . .8

Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . .8

Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . .8

Item 4.   Submission of Matters to a Vote
          of Security Holders. . . . . . . . . . . . . . . . .  . .8

Item 5.   Other Information . . . . . . . . . . . . . . . . . . . .8

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . .8

                      GREAT LAKES CARBON CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                    (In thousands, except share data)

                                                    March 31,   December 31,
                                                       1996         1995
                                                   (Unaudited)    (Audited)
                                                   ----------    ----------
ASSETS
Current Assets
    Cash                                           $   5,223     $   5,652
    Accounts receivable, net                          24,805        22,083
    Inventories                                       35,807        26,171
    Prepaid expenses and other current assets          4,267         3,264
                                                   ----------    ----------
       Total Current Assets                           70,102        57,170

Property, Plant and Equipment - Net                   49,111        50,255

Other Assets                                           6,316         6,505
                                                   ----------    ----------
                                                   $ 125,529     $ 113,930

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                               $  17,290     $  15,779
    Accrued expenses                                  11,060         9,877
    Income taxes payable                               5,909         3,097
    Current portion of long-term debt                  1,393         1,406
                                                   ----------    ----------
       Total Current Liabilities                      35,652        30,159

Long-Term Debt, Less Current Portion                  72,796        72,885
Other Long-Term Liabilities                            2,898         2,898
Deferred Taxes                                         2,272         2,092

Stockholders' Equity
    Common stock, par value $0.01 per share;
    authorized, issued and outstanding
    100,000 shares                                         1             1
    Additional paid-in capital                         5,509         5,509
    Retained earnings                                  6,401           386
                                                   ----------    ----------
                                                      11,911         5,896
                                                   ----------    ----------
                                                   $ 125,529     $ 113,930


See notes to consolidated financial statements.


                      GREAT LAKES CARBON CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              (Unaudited)

                            (In thousands)

                                                  Three Months Ended March 31,
                                                      1996          1995
                                                   ----------    ----------
Net Sales                                          $  52,178     $  36,869
Cost of Goods Sold                                    37,533        30,296
                                                   ----------    ----------
       Gross Profit                                   14,645         6,573

Selling, general, and administrative expenses          3,459         2,234
                                                   ----------    ----------
       Operating Income                               11,186         4,339

Other income (expense):
    Interest, net                                     (1,743)         (315)
    Asset utilization fee to parent                     --          (1,540)
    Other, net                                           (76)           82
                                                   ----------    ----------
       Income Before Income Taxes                      9,367         2,566

Provision for income taxes                             3,352           857
                                                   ----------    ----------
        Net Income                                 $   6,015     $   1,709


See notes to consolidated financial statements.


                     GREAT LAKES CARBON CORPORATION

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               (Unaudited)

                             (In thousands)

                                          Additional                Total
                                Common     Paid-In    Retained   Stockholders'
                                Stock      Capital    Earnings      Equity
                              ---------   ---------   ---------  ------------
Balance at December 31, 1995  $      1    $  5,509    $    386   $     5,896

       Net Income                 --           --        6,015         6,015
                              ---------   ---------   ---------  ------------
Balance at March 31, 1996     $      1    $  5,509    $  6,401   $    11,911


See notes to consolidated financial statements.


                      GREAT LAKES CARBON CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                             (In thousands)

                                                  Three Months Ended March 31,
                                                      1996          1995
                                                   ----------    ----------
Net Cash Provided (Used) By Operating Activities   $     728     $    (182)

Net Cash Used In Investing Activities                 (1,055)         (635)

Net Cash (Used) Provided By Financing Activities        (102)        2,250

(Decrease) Increase In Cash                             (429)        1,433

Cash At Beginning Of Period                            5,652           310
                                                   ----------    ----------
Cash At End Of Period                              $   5,223     $   1,743


See notes to consolidated financial statements.

                      GREAT LAKES CARBON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996

                              (Unaudited)



Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulations S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management,necessary for a fair summary of the results of operations.

Note 2:  Inventories

Inventories are as follows:

                                                    March 31, December 31,
                                                      1996         1995
                                                        (In Thousands)
                                                   ----------    ----------
               Raw materials                       $  21,670     $  16,358
               Finished goods                          9,632         5,573
               Supplies and spare parts                4,505         4,240
                                                   ----------    ----------
                                                   $  35,807     $  26,171

Note 3:  Accrued Expenses

Accrued expenses included interest payable of $1,929,000 and $359,000 at March 31, 1996 and December 31, 1995, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             Three Months Ended March 31, 1996 Compared to
                  Three Months Ended March 31, 1995.

    The Company's net sales for the first quarter of 1996 increased to $52.2 million from $36.9 million in the prior year's quarter. Anode grade CPC net sales increased to $40.5 million from $29.3 million, primarily as a result of increased selling prices, which were partially offset by lower sales volume. Industrial grade CPC net sales increased to $10.7 million from $6.9 million, due to both higher sales volume and increased selling prices.
    Gross profit for the first quarter increased to $14.6 million from $6.6 million in the prior year's quarter. The increase in gross profit margin was the result of the increase in net sales which more than offset an increase in cost of sales. The higher cost of sales was mainly the result of higher raw material costs.
    Operating income for the first quarter increased to $11.2 million from $4.3 million in the prior year's quarter. The increase in operating income was the result of the improved gross profit that was partially offset by an increase in selling, general and administrative expenses of $1.2 million, primarily related to higher compensation and office overhead expenses.
    Income before income taxes increased to $9.4 million from $2.6 million in the prior year's quarter primarily as a result of the improvement in operating income discussed above. Other income(expense) was essentially unchanged from the prior year's quarter since the increase in net interest expense of $1.4 million arising from the outstanding $65 million, 10% Senior Secured Notes, issued in December 1995, was offset by the effects of a $1.5 million decrease in asset utilization fee to parent, which was terminated in December 1995, and a $0.2 million increase in other expense.
    First quarter 1996 net income increased to $6.0 million from $1.7 million from the prior year's quarter, primarily due to the higher income before income taxes described above.

Liquidity and Capital Resources

    The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The Company expects to meet its liquidity needs through cash from operations and its revolving credit facility. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that, capital investments for 1996 will be $6.0 million.
    The $15.0 million revolving credit facility referred to above includes a $10.0 million sub-limit for letters of credit and is subject to borrowing base limitations. As of May 10, 1996, the Company had zero borrowings and outstanding letters of credit of $2.7 million under this facility.

                      GREAT LAKES CARBON CORPORATION

                        PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

           Not applicable.

Item 2.    Change in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  List of Exhibits:

           Not applicable.

      (b)  Reports on Form 8-K

           The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GREAT LAKES CARBON CORPORATION



Date: ____5/13/96_____             James D. McKenzie
                                   James D. McKenzie
                                   President and Chief Executive Officer



Date: ____5/14/96_____             Ronald J. Statile
                                   Ronald J. Statile
                                   Vice President and Treasurer