Form 10-Q
period 1996-09-30
GREAT LAKES CARBON CORP
filed 1996-11-14
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        SEPTEMBER 30, 1996

                                  OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from            to


     Commission File Number:                33-98522

                           GREAT LAKES CARBON CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  13-3637043
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

 110 East 59th Street, New York, New York                  10022
(Address of principal executive office)                 (Zip Code)

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

                      GREAT LAKES CARBON CORPORATION

FORM 10-Q                                             September 30, 1996

                                CONTENTS
                                                                   Page No.
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           September 30, 1996 and December 31, 1995. . . . . . . .  .1

           Condensed Consolidated Statements of Operations -
           Nine Months Ended September 30, 1996 and 1995 . . . . .  .2

           Condensed Consolidated Statement of Operations -
           Three Months Ended September 30, 1996 and 1995. . . . .. .3

           Condensed Consolidated Statement of Stockholders'
           Equity - Nine Months Ended September 30, 1996 . . . . .. .4

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1996 and 1995 . . . . .. .5

           Notes to Condensed Consolidated Financial Statements. .. .6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . .. .7

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .. .9

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .. .9

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .. .9

  Item 4.  Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . .. .9

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  .9

  Item 6.  Exhibits and Reports on Form 8-K. . . .  . . . . . . . . .9

                         GREAT LAKES CARBON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                              September 30,    December 31,
                                                  1996             1995
                                               ----------      -----------
                                               (Unaudited)      (Audited)
ASSETS
Current Assets
  Cash                                          $ 15,415        $   5,652
  Accounts receivable, net                        30,089           22,083
  Inventories                                     32,963           26,171
  Prepaid expenses and other current assets        3,819            3,264
                                                 -------          -------
        Total Current Assets                      82,286           57,170

Property, Plant and Equipment - Net               48,483           50,255

Other Assets                                       5,902            6,505
                                                 -------          -------
                                                $136,671         $113,930

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $ 17,747         $ 15,779
  Accrued expenses                                11,042            9,877
  Income taxes payable                             3,339            3,097
  Current portion of long-term debt                1,391            1,406
                                                 -------          -------
        Total Current Liabilities                 33,519           30,159

Long-Term Debt, Less Current Portion              71,841           72,885
Other Long-Term Liabilities                        3,129            2,898
Deferred Taxes                                     2,737            2,092

Stockholders' Equity
  Common stock, par value $0.01 per share,
  authorized,issued and outstanding 100,000 shares     1                1
  Additional paid-in capital                       5,509            5,509
  Retained earnings                               19,935              386
                                                 -------           ------
                                                  25,445            5,896
                                                 -------          -------
                                                $136,671         $113,930

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                             (In thousands)

                                              Nine Months Ended September 30,
                                                        1996        1995
                                                       -------     -------
Net Sales                                             $179,362    $127,198
Cost of Goods                                          130,553     102,150
                                                       -------     -------
        Gross Profit                                    48,809      25,048

Selling, general and administrative expenses            11,535       6,675
                                                       -------     -------
        Operating Income                                37,274      18,373

Other income (expense):
  Interest, net                                         (5,269)       (763)
  Asset utilization fee to parent                           --      (4,781)
  Other, net                                               167        (483)
                                                        -------     -------
                                                        (5,102)     (6,027)

        Income Before Income Taxes                      32,172      12,346

Provision for income taxes                              11,623       3,975
                                                        -------     -------
        Net Income                                    $ 20,549    $  8,371

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                              (In thousands)

                                             Three Months Ended September 30,
                                                      1996          1995
                                                     -------       -------
Net Sales                                            $68,885       $49,524
Cost of Goods Sold                                    50,226        37,805
                                                     -------       -------
        Gross Profit                                  18,659        11,719

Selling, general, and administrative expenses          3,939         2,331
                                                     -------       -------
        Operating Income                              14,720         9,388

Other income (expense):
  Interest, net                                       (1,726)         (226)
  Asset utilization fee to parent                        --         (1,651)
  Other, net                                              (9)         (675)
                                                     -------       -------
                                                      (1,735)       (2,552)

        Income Before Income Taxes                    12,985         6,836

Provision for income taxes                             4,961         2,450
                                                     -------       -------
        Net Income                                   $ 8,024       $ 4,386

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY

                                (Unaudited)

                               (In thousands)

                                  Additional                    Total
                      Common       Paid-In      Retained     Stockholders'
                       Stock       Capital      Earnings        Equity
                     --------     ----------    ---------    -----------
Balance at
December 31, 1995    $      1     $  5,509      $    386      $  5,896

  Net income             --            --         20,549        20,549
  Dividends paid         --            --          1,000         1,000
                     --------     ----------    ---------    -----------
Balance at
September 30, 1996   $      1     $  5,509      $ 19,935      $ 25,445

See notes to consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                               (In thousands)

                                            Nine Months Ended September 30,
                                                  1996         1995
                                                --------     --------
Net Cash Provided By Operating Activities       $ 16,873     $  8,116

Net Cash Used In Investing Activities             (5,051)      (3,600)

Net Cash Used By Financing Activities             (2,059)      (3,362)

Increase In Cash                                   9,763        1,154

Cash At Beginning Of Period                        5,652          310
                                                --------     --------
Cash At End Of Period                           $ 15,415     $  1,464

See notes to consolidated financial statements.

                      GREAT LAKES CARBON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER, 30 1996

                               (Unaudited)



Note 1:  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the results of operations.

Note 2:  Inventories

Inventories are as follows:

                                  September 30,      December 31,
                                       1996             1995
                                           (In Thousands)
                                     -------           -------
           Raw materials             $20,518           $16,358
           Finished goods              7,431             5,573
           Supplies and spare parts    5,014             4,240
                                     -------           -------
                                     $32,963           $26,171


Note 3:  Accrued Expenses

Accrued expenses included interest payable of $1,708,000 and $359,000 at September 30, 1996 and December 31, 1995, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            Three Months Ended September 30, 1996 Compared to
                  Three Months Ended September 30, 1995.

   The Company's net sales for the third quarter of 1996 increased to $68.9 million from $49.5 million in the prior year's quarter. Anode grade CPC net sales increased to $57.8 million from $42.2 as a result of increased selling prices that were partially offset by lower sales volume. Industrial grade CPC net sales increased to $9.9 million from $6.7 million, due to both increased selling prices and higher sales volume.
   Gross profit for the third quarter increased to $18.7 million from $11.7 million in the prior year's quarter. The increase in gross profit margin was the result of the increase in net sales which more than offset the increase in cost of sales. The higher cost of sales was mainly the result of higher raw material costs.
   Operating income for the third quarter increased to $14.7 million from $9.4 million in the prior year's quarter. The increase in operating income was the result of the improved gross profit that was partially offset by an increase in selling, general and administrative expenses to $3.9 million from $2.3 million, primarily related to higher compensation, professional fees and office overhead expenses.
   Income before income taxes increased to $13.0 million from $6.8 million in the prior year's quarter primarily as a result of the improvement in operating income discussed above. Other expenses decreased to $1.7 million from $2.5 million primarily due to a non-recurring relocation reserve booked in the prior year's quarter. The other major components of other income (expense) were essentially unchanged from the prior year's quarter since the increase in net interest expense arising from the outstanding $65 million, 10% Senior Secured Notes, issued in December 1995, was offset by the effects of the decrease in asset utilization fee to parent, which was terminated in December 1995.
   Third quarter 1996 net income increased to $8.0 million from $4.4 million in the prior year's quarter, primarily due to the higher income before income taxes described above.

                     Nine Months Ended September 30, 1996
                Compared to Nine Months Ended September 30, 1995.

   The Company's net sales for the nine months of 1996 increased to $179.4 million from $127.2 million in the corresponding period of 1995. Anode grade CPC net sales increased to $147.5 million from $104.7 million, primarily as a result of increased selling prices, which were partially offset by lower sales volume. Industrial grade CPC net sales increased to $28.7 million from $20.5 million, due to both higher sales volume and increased selling prices.
   Gross profit for the nine months increased to $48.8 million from $25.0 million in the prior year period. The increase in gross profit margin was the result of the increase in net sales which more than offset the increase in cost of sales. The higher cost of sales was mainly the result of higher raw material costs.

   Operating income for the nine months increased to $37.3 million from $18.4 million in the prior year period. The increase in operating income was the result of the improved gross profit that was partially offset by an increase in selling, general and administrative expenses to $11.5 million from $6.7 million, primarily related to higher compensation, professional fees and office overhead expenses.
   Income before income taxes increased to $32.2 million from $12.3 million in the prior year period primarily as a result of the improvement in operating income discussed above. Other expense decreased to $5.1 million from $6.0 million primarily due to a non-recurring relocation reserve booked in the prior year's period. The other major components of other income (expense) were essentially unchanged from the prior year period since the increase in net interest expense arising from the outstanding $65 million, 10% Senior Secured Notes, issued in December 1995, was offset by the effects of the decrease in asset utilization fee to parent, which was terminated in December 1995.
   Net income for the nine months of 1996 increased to $20.5 million from $8.4 million in the prior year primarily due to the higher income before income taxes described above.

Liquidity and Capital Resources
   The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The Company expects to meet its liquidity needs through cash from operations and its revolving credit facility. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1996 will be $6.0 million.
   The $15.0 million revolving credit facility referred to above includes a $10.0 million sub-limit for letters of credit and is subject to borrowing base limitations. As of November 11, 1996, the Company had no borrowings and outstanding letters of credit of $2.7 million under this facility.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  List of Exhibits:

             Not applicable.

        (b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K with the Commission during the six months ended September 30, 1996.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GREAT LAKES CARBON CORPORATION



Date: ___11/14/96_____                /s/James D. McKenzie
                                      James D. McKenzie
                                      President and Chief Executive Officer



Date: ___11/14/96_____                /s/Ronald J. Statile
                                      Ronald J. Statile
                                      Vice President and Treasurer