Form 10-K
period 1996-12-31
GREAT LAKES CARBON CORP
filed 1997-03-31
CIK 1002664

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
                                 ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996     Commission File Number 33-98522

                         GREAT LAKES CARBON CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                          13-3637043
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification Number)

          110 East 59th Street, New York, New York        10022
         (Address of principal executive offices)     (Zip Code)

                                 (212) 527-3002
               (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                       10% Senior Secured Notes due 2006
                                (Title of Class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     There is no public market for registrant's common stock.

     As of March 21, 1997, the registrant had outstanding 100,000 shares of its Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference portions of the Regis-trant's Proxy Statement for the 1997 annual meeting of stockholders.

                         GREAT LAKES CARBON CORPORATION

        Annual Report on Form 10-K for the Year Ended December 31, 1996

                                Table of Contents
                                                                          Page
                                      PART I
Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 6

Item  4. Submission of Matters to Vote of Security Holders . . . . . . . . 6

                                     PART II
Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . 6

Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . . . . . 7

Item  7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . . 8

Item  8. Financial Statements and Supplementary Data . . . . . . . . . . .10

Item  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . . . . . . . . . . . . .10

                                   PART III
Item 10. Directors and Executive Officers of the Registrant. . . . . . . .10

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . .11

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . . .11

Item 13. Certain Relationships and Related Transactions. . . . . . . . . .11

                                   PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .11
____________________________

         Consolidated Financial Statements . . . . . . . . . . . . . . . F-1

PART I
Item 1.  Business

Introduction

        Great Lakes Carbon Corporation (the "Company" or "GLC") is the largest producer of calcined petroleum coke ("CPC") in the world. A majority of the Company's sales consist of anode grade CPC which is the principal raw material used in the production of carbon anodes for use in aluminum smelting. The Company also sells industrial grade CPC for use in the production of titanium dioxide, as a carbon additive in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets. The Company produces CPC from raw petroleum coke, a by-product of petroleum refining, utilizing a high-temperature, rotary-kiln process developed by the Company in the 1930's.
        The Company operates rotary kilns having a total capacity of 1.4 million tons at plant sites in Port Arthur, Texas; Enid, Oklahoma; and through a wholly-owned subsidiary, Copetro S. A. ("Copetro"), at the port of La Plata, Argentina. In December 1996 the Company announced that Copetro would expand its petroleum coke calcining capacity. Construction of a 230,000 ton calcining kiln, which will double the calcining capacity of this facility, will commence in 1997 and is expected to be completed in the second half of 1998.
        The Company in its present form of organization was formed in 1991 as a subsidiary of Horsehead Industries, Inc. ("Horsehead"). In 1995 the Company sold $65,000,000 of 10% Senior Secured Notes due 2006 ("the Secured Notes"). Upon the sale of the Secured Notes the net proceeds to the Company were distributed by the Company as a dividend to Horsehead, all indebtedness of Horsehead owing to the Company was canceled, and 100% of the common stock of the Company was distributed on a pro rata basis to the holders of the common stock of Horsehead.

Description of Principal Markets

Anode Grade CPC

        Carbon anodes, which are manufactured utilizing anode grade CPC, are used by every primary aluminum smelter in the world as a key component in aluminum smelting pot lines. Carbon anodes act as conductors of electricity and as a source of carbon in the electrolytic cell that reduces alumina into aluminum metal. In this electrochemical aluminum smelting process, the carbon anodes, and hence the CPC, are consumed. Carbon anode manufacturers, predominantly captive operations of aluminum smelting companies, purchase anode grade CPC, mix it with pitch binders, press the mixture into blocks and then bake the mixture to form a finished, hardened carbon anode. The quality of the anode grade CPC, in terms of both its physical and chemical properties, has an effect on carbon anode life, which is an important economic factor in aluminum production, and on the amount of impurities in the finished aluminum metal. Anode grade CPC is approximately 97% pure carbon; however, anode grade CPC does vary based on the content of sulfur and other trace elements in the finished product as well as on its physical properties. GLC produces a full range of anode grade CPC tailored to the specific needs of its aluminum company customers.
        Worldwide demand for anode grade CPC is directly tied to the global production of primary aluminum. Over the past year aluminum production has increased primarily due to the restart of a portion of the aluminum production capacity that was idled in 1993 and 1994. As a result of the strong demand for CPC the Company operated at effective capacity in 1996. Rising aluminum prices in 1995 coupled with the strong demand for CPC resulted in a substantial increase in market prices for anode grade CPC in 1996.

Industrial Grade CPC

        CPC is also used in a number of other (non-aluminum) applications, which the Company refers to as industrial grade CPC. These include sales of CPC for use in the production of titanium dioxide, as a recarburizer in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets.
        Titanium dioxide is a widely used brilliant white pigment, the primary applications for which are in paints, plastics and paper. Industrial grade CPC is used as an energy and carbon source in the production of titanium dioxide from titanium-bearing ores using the chloride process and is also used as a recarburizer, i.e., carbon additive, in the production of steel and foundry products and as a carbon source in certain chemical processes.
        Industrial grade CPC is generally similar to anode grade CPC in its physical characteristics, but typically has higher chemical impurities. In addition, industrial grade CPC is usually further processed to meet sizing specifications and packaged for sale to end users in smaller quantities than is anode grade CPC.

Raw Materials and Suppliers

        CPC is sold in a world market. However, calcining and transportation economics dictate that producers of CPC are most efficiently located near petroleum refining operations, which are the source of raw petroleum coke, the raw material used to produce CPC. Raw petroleum coke is a by-product of the oil refining process, constituting the solid fraction remaining after the refinery has essentially removed all of the liquid petroleum products from the crude oil. Many, but not all, oil refineries produce raw petroleum coke. Because a substantial portion of worldwide petroleum refining capacity is based domestically, the United States has a majority of worldwide CPC production capacity. Sales of raw petroleum coke do not constitute a material portion of oil refiners' revenues.
        CPC quality, which is extremely important to aluminum smelters, is highly dependent upon the quality of the raw petroleum coke utilized in the calcining process. The raw petroleum coke produced by different oil refineries covers a range of physical and chemical properties depending upon both the types of crude oils being refined and the specific process being employed by the refinery. Only a portion of the raw petroleum coke produced by the world's oil refineries is of suitable quality for producing anode grade or industrial grade CPC, with anode grade requirements being generally more stringent than industrial grade requirements. If the raw petroleum coke produced by a refinery is not of sufficient quality for calcining, it is typically sold for its fuel value at a substantially lower price.
        The Company purchases a range of raw petroleum cokes from a number of domestic and international oil refineries with the objective of blending these cokes to meet the specific quality requirements of its customers at the lowest raw material cost. Raw petroleum coke is typically purchased by the Company under contracts with a term of one or more years, although the Company does make some spot purchases. In connection with the facility expansion in Argentina the raw petroleum coke supply agreement between Copetro and its principal supplier was amended to include additional tonnage to supply the second kiln. In 1996 the Company purchased approximately 45% of its raw petroleum coke requirements from three petroleum refiners.

Manufacturing Process

        The calcining process essentially drives off moisture, impurities and volatile matter from the raw petroleum coke at high temperatures, to produce a purer form of carbon in the resulting CPC. Both anode and industrial grade CPC are manufactured by the Company to specific customer specifications. The Company purchases raw petroleum cokes from a number of sources and has the capability to blend these raw cokes specifically to meet a customer's required chemical and physical properties. After blending, the raw coke is fed into the higher end of a rotating kiln, which is up to 12 feet in diameter and up to 220 feet long. The coke in the kiln is tumbled by rotation and moves down-kiln counter current to the heat produced by burning natural gas or oil at the lower, firing end of the kiln. Kiln temperatures range from 2200 to 2500 degrees fahrenheit. Typically, coke is retained in the kiln for approximately one hour, with the resident time and heating rates critical to the production of the proper quality CPC. The moisture, impurities and volatile matter in the coke are driven off in the kiln. As the coke is discharged from the kiln, it drops into a cooling chamber, where it is quenched with water, treated with dedusting agents and carried by conveyor to silos to be kept in covered storage until shipped to customers by truck, rail, barge or ocean-going vessel. In the case of certain industrial grade products, the CPC is also crushed and screened to meet proper sizing requirements.

Marketing

        The Company sells its CPC to end users through its direct sales staff and exclusive sales representatives. Substantially all sales are shipped directly to end users. GLC's domestic sales activity is handled by the Company's direct sales staff. Internationally, GLC's direct sales staff is supplemented by exclusive sales representatives. The Company typically sells anode grade CPC under contracts with terms of one or more years, although a small percentage is sold on a spot basis. CPC is shipped by the Company in bulk quantities to its customers via truck, rail, barge or ocean-going vessel. Industrial grade CPC is generally sold to customers under annual contracts or on a purchase order basis and is shipped in smaller quantities in bulk or packaged to meet customer requirements.
        In 1996 approximately one third of the Company's net sales were to U.S.-based customers and approximately two thirds were to customers in international markets. Approximately 60% of the Company's 1996 net sales were made to five customers with Aluminum Company of America and Alusaf Limited accounting for 22% and 15.3% of the Company's net sales, respectively.

Competition

        The Company is the largest producer of CPC in the world and competes with domestic and foreign calciners in a worldwide market with respect to both anode and industrial grade CPC sales. Marketing of CPC to both anode and industrial grade customers is based primarily on price and quality. Worldwide demand for anode grade CPC is tied directly to the global production of primary aluminum. Sales of industrial grade CPC are dependent on the particular demands of the titanium dioxide, steel and foundry, and certain chemical markets.

Employees

        As of December 31, 1996 the Company employed 249 persons. The Company is a party to collective bargaining agreements at two of its three facilities, covering approximately one-third of its employees. A collective bargaining agreement with the international Association of Machinists and Aerospace Workers covers hourly employees at the Enid, Oklahoma facility. Certain employees at the La Plata, Argentina facility of Copetro are covered by an annual labor contract with an Argentine government union. The Port Arthur plant is operated with a non-union workforce.

Patents, Trademarks

        None of the Company's business is dependent upon any patents or other intellectual property.

Environmental Matters

        The Company's facilities and operations are subject to various federal, state and local and foreign governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality. The Company believes that it possesses all of the permits required for the conduct of its operations and that it is currently in material compliance with all relevant environmental regulations. The Company spent approximately $1.5 million on capital expenditures related to pollution control facilities in 1996 and anticipates spending approximately $3.5 million in both 1997 and 1998, of which approximately half will be in conjunction with the facility expansion at Copetro.
        The Clean Air Act was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities may be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency (the "USEPA") and state environmental agencies over the next several years. At this time, the Company cannot estimate when new standards will be imposed or what control technologies or changes in processes the Company may be required to install or undertake. Based on information currently available to it, the Company believes that attaining compliance with such regulations will not have a material adverse effect on the financial position or results of operations of the Company.

Executive Officers of the Company

        The following table sets forth certain information concerning the executive officers of the Company:

------------------------------------------------------------------------------

Name and Age as         Period of Service as an Executive Officer and
of March 21, 1997       Business Experience During Past Five or More Years

------------------------------------------------------------------------------

William E. Flaherty     Chairman of the Board of the Company and its
64                      predecessor company since 1985.  Chairman of the Board
                        and Chief Executive Officer of Horsehead since 1989.

James D. McKenzie       President and Chief Executive Officer of the Company
52                      since 1995.  Executive Vice President of the Company
                        and President of the Calcined Petroleum Coke business of the Company and its predecessor company from 1989 to 1995.

A. Frank Baca           Senior Vice President, Operations and Administration of
53                      the Company since 1995.  Vice President, Operations of
                        the Company from 1991 to 1995.

Robert C. Dickie        Vice President, Sales of the Company since 1995 and
48                      Director of Sales from 1992 to 1995.  Plant Manager of
                        Enid Oklahoma facility from 1989 to 1992.

James W. Betts          Vice President, Raw Materials of the Company and its
59                      predecessor company since 1986.

Louis A. Cioffi         Vice President, Industrial Products of the Company
61                      since 1993.  Director of Sales for the Company and its
                        predecessor company from 1987 to 1992.

Ronald J. Statile       Vice President and Treasurer of the Company and its
49                      predecessor company since 1986.  Vice President of
                        Horsehead since 1988.

Item 2.  Properties

        The Port Arthur facility has four kilns which have the capacity to produce 680,000 tons per year of CPC. Port Arthur is also the site of the Company's primary laboratory and testing facility. Port Arthur has substantial CPC storage capacity and the capability to receive and ship product by truck, rail, barge or ocean-going vessel. The 115-acre Port Arthur property is leased by the Company under a long-term lease, which was originally executed in the

1930's and the most recent renewal of which expires at the end of 2004. A waste heat recovery facility, owned by a third party, is located at the plant site under a sublease arrangement with the Company under which terms the Company receives revenue from the delivery of flue gas from its kilns to the facility.
        The Enid facility has three kilns which have the capacity to produce 490,000 tons per year of CPC. The Enid plant has the capability to receive and ship material by truck or rail and is located on 160 acres of property that is owned by the Company.
        The La Plata, Argentina facility operated by Copetro has a single kiln with the capacity to produce 230,000 tons per year of anode grade CPC. The Copetro capacity will be doubled when the second kiln expansion is completed in 1998. The plant is located on 30 acres of land at the port of La Plata.
The plant has the capability to receive raw petroleum coke by rail or truck and to ship CPC by truck or ocean-going vessel.
        The Company's principal business office is located at 4 Greenspoint Plaza, Suite 2200, 16945 Northchase Drive, Houston, TX 77060 under a lease expiring in January, 2001.
        The Company's executive office is located in leased space at 110 East 59th Street, New York, NY 10022.

Item 3.  Legal Proceedings

        The Company is a party to legal proceedings which are in various stages of resolution. Management, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

        No matters were submitted for vote of security holders of the Company during the three months ended December 31, 1996.


                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        (a) There is no established market in which the Company's Common Stock, par value $.01 per share (the "Common Stock"), is publicly traded, because all of such Common Stock is privately held.
        (b) As of the date of this annual report, there were fourteen holders of record of the Company's Common Stock.
        (c) During 1996 the Board of Directors declared cash dividends of $5 per share which were paid to shareholders of record on each of June 30, 1996, September 30, 1996, and December 31, 1996. Any future determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's debt instruments limit the conditions under which the Company may pay a cash dividend on its outstanding Common Stock.

Item 6.  Selected Financial Data

        The following table sets forth selected financial data of the Company at and for the five years ended December 31, 1996. The financial data of the Company at December 31, 1996, 1995, 1994 and 1993 and for the five years ended December 31, 1996 were derived from the Company's audited consolidated financial statements. The financial data of the Company at December 31, 1992 was derived from the unaudited consolidated financial statements of the Company for such period which, in the opinion of the Company, reflect all adjustments of a normal and recurring nature necessary for a fair presentation of the results for the unaudited period. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

                                            Year Ended December 31,
                                 1996      1995      1994      1993      1992
                              --------- --------- --------- --------- --------
Results of Operations
----------------------------
Net sales                     $242,744  $178,628  $130,797  $149,225  $157,107

Gross Profit                    66,373    36,440    20,914    24,465    30,183

Operating income                51,052    26,753    12,688    14,564    21,003

Total other income (expense)    (8,345)  (5,302)  (12,633)   (9,686)   (4,718)

Income before income taxes,
  minority interest and
  discontinued operations       42,707    21,451        55     4,878    16,285

Net income (loss) before
  discontinued operations       27,559    13,818      (134)    2,870    10,760

Net income (loss)               27,559    13,818      (134)    2,870    13,182

Balance sheet data (at end
  of period):
    Total assets              $148,905  $113,930  $105,390  $106,483  $130,607
    Total long-term debt        72,885    74,291    11,907    17,986    17,977
----------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 1996 Versus Year Ended December 31, 1995

        The Company's net sales for the year ended December 31, 1996 increased to $242.7 million from $178.6 million in the corresponding period of 1995. Anode grade CPC net sales increased to $199.4 million from $147.9 million, primarily as a result of increased selling prices, which were partially offset by lower sales volume. The lower sales volume was primarilly attributable to the unavailability of third party production, which the Company had been able to purchase for resale in 1995. Industrial grade CPC net sales increased to $38.6 million from $27.6 million, due to both higher sales volume and increased selling prices.
        Gross profit for the year increased to $66.4 million from $36.4 million in the prior year. The increase in gross profit margin was the result of the increase in net sales which more than offset the increase in cost of sales.
The higher cost of sales was mainly the result of higher raw material costs.
        Operating income for 1996 increased to $51.1 million from $26.8 million in 1995. The increase in operating income was the result of the improved gross profit that was partially offset by an increase in selling, general and administrative expenses to $15.3 million from $9.7 million, primarily related to higher compensation, benefits, professional fees and office overhead expenses.
        Income before income taxes increased to $42.7 million from $21.5 million in the prior year as a result of the improvement in operating income that was partially offset by a $3.0 million negative change in other income (expense),primarily resulting from a non recurring income item in 1995. The increase in net interest expense, arising principally from $65 million in outstanding 10% Senior Secured Notes issued in December 1995, was offset by the reduction in asset utilization fee to parent, which was terminated in December 1995.
        Net income for 1996 increased to $27.6 million from $13.8 million in 1995 primarily due to the higher income before income taxes described above.


Year Ended December 31, 1995 Versus Year Ended December 31, 1994

        The Company's net sales for the year ended December 31, 1995 were $178.6 million, representing a $47.8 million increase as compared to the $130.8 million of net sales for the prior year. Anode grade CPC net sales increased by $44.1 million over the prior year's period to $147.9 million, and net sales of industrial grade CPC totaled $27.6 million for 1995, an increase of $2.9 million over the prior year.
        The increase in anode grade CPC sales was the result of both higher sales volumes and increased selling prices in comparison to the prior year's period. The increase in sales volume was the result of increased sales to international markets and the increase in price was the result of increased market prices. The increase in net sales of industrial grade CPC was primarily the result of higher sales volume, which was partially offset by a decline in the average selling price. The increase in sales volume was the result of expanded sales across most product applications and the decrease in price was the result of lower market prices.
        The Company's gross profit for the year ended December 31, 1995 was $36.4 million, representing an increase of $15.5 million from the $20.9 million gross profit achieved during 1994. The increase in gross profit margin was primarily a result of an increase in the net sales of CPC, which was partially offset by an increase in unit cost of sales. The higher unit cost of sales was the result of higher raw material costs, partially offset by the positive impact of higher production levels on unit production costs.
        The Company's operating income for 1995 totaled $26.8 million, an increase of $14.1 million as compared to the $12.7 million for the prior year. The increase in operating income was the result of the higher gross profit that was partially offset by an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.5 million primarily as a result of higher legal fees and employee compensation and benefits expenses.
        Income before income taxes totaled $21.5 million for the year ended December 31, 1995, an increase of $21.4 million over the prior year. This increase was primarily the result of the improved operating income and a $7.3 million positive change in other income (expense). This change in other income (expense) was due mainly to expenses related to a commission settlement in 1994 and a Department of Energy refund in 1995.
        Net income for 1995 totaled $13.8 million, an increase of $14.0 million as compared to 1994. The Company's higher income before income taxes was offset by a higher provision for income taxes resulting from the increased income.


Liquidity and Capital Resources

        The 1996 net cash provided by operating activities of $27.7 million was used to fund $6.4 million of capital expenditures, $1.4 million in repayment of long-term debt, and $1.5 million of dividends. In 1995 net cash provided by operating activities of $17.2 million was used to fund $5.8 million of capital expenditures, $2.6 million in repayment of long-term debt and $8.1 million of cash transfers to parent. Also, the net proceeds from the sale of Secured Notes were used to fund a cash distribution to Horsehead. In 1994 net cash provided by operating activities of $17.3 million, was used to fund $6.0 million of capital expenditures, $6.1 million in repayments of long-term debt, and $5.0 million of cash transfers to parent.
        The Secured Notes are secured by first priority liens on all material property and equipment of the Company and certain other assets. Interest on the Secured Notes is payable semi-annually each year on January 1 and July 1. The Secured Notes will mature on January 1, 2006 and are subject to early redemption as set forth under the terms of the Secured Notes.
        The Company has in place a Revolving Credit Facility pursuant to agreements with certain financial institutions. The facility, which expires in December, 1998, provides borrowings of up to $15 million, including a $10 million sub-limit for letter of credit, which are subject to borrowing base limitations. At March 21, 1997 the Company had no borrowings under the facility and had outstanding letters of credit of $4.4 million.
        Historically, the Company's liquidity requirements have been primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. In 1997 the Company's capital investments will include amounts for a major facility expansion at Copetro and are anticipated to total approximately $23 million. The Company expects to fund its liquidity needs through cash from operations, its revolving credit line and a credit facility arranged to finance the Copetro facility expansion.

Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are filed as part of this report:

        Consolidated Financial Statements:

                Report of Independent Auditors

                Consolidated Balance Sheets as of December 31, 1996 and 1995

                Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996

                Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

        The information required in response to Item 10 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1997 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

        The information required in response to Item 11 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1997 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The information required in response to Item 12 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1997 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

        The information required in response to Item 13 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1997 Annual Meeting of Stockholders.


                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

        Report of Independent Auditors..................................... F-1

        Consolidated Balance Sheets as of December 31, 1996 and 1995....... F-2

        Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994.................................. F-4

        Consolidated Statements of Stockholders' Equity
          for the years ended December 31, 1994, 1995 and 1996............. F-5

        Consolidated Statements of Cash Flows for the years
          ended December 31, 1996, 1995 and 1994............................F-6

        Notes to the Consolidated Financial Statements......................F-7

(a)(2)  List of Financial Statement Schedules:

        None

        All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(a)(3)  List of Exhibits:

        Exhibit

        Number  Description

           3.1  Restated Certificate of Incorporation [1]
           3.2  By-Laws [1]
           4.1  Form of Indenture governing the 10% Senior Secured Notes due
                2005 of the Company, including the form of 10% Senior Secured
                Note due 2005 [1]
           4.2  Form of Mortgage from the Company to The Bank of New York [1]
           4.3  Form of Security Agreement between the Company and The Bank of
                New York [1]
           4.4  Form of Pledge Agreement between the Company and The Bank of
                New York [1]
           4.5  Form of Patent Security Agreement between the Company and The
                Bank of New York [1]
           4.6  Form of Trademark Security Agreement between the Company and
                The Bank of New York [1]
          10.1  Distribution Agreement between the Company and Horsehead
                Industries, Inc. [1]
          10.2  Tax Separation Agreement between the Company and Horsehead
                Industries, Inc. [1]
          10.3  Lease Agreement between the Company and Rice-Carden Corpora-
                tion (as successor to Kansas City Southern Industries, Inc.), as amended [1]
          10.4  Calcined Coke Supply Agreement between the Company and Aluminum
                Company of America [1]
          10.5  Green Anode Coke Sales Agreement between the Company and Conoco
                Inc. [1]
          10.6  Coke Supply Agreement between the Company and Exxon Company,
                USA [1]
          10.7  Petroleum Coke Sales Agreement between Copetro S.A. and YPF
                S.A. [1]
          10.8  Form of Revolving Credit Facility among the Company, Chemical
                Bank, as agent and lender, and the several lenders party there-
                to [1]
          21    Subsidiaries of the Registrant [1]

[1] Incorporated by reference to the Company's Registration Statement on Form S-1 (33-98522)

(b)     Reports on Form 8-K
        None

                                      SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GREAT LAKES CARBON CORPORATION

                                                By:__/s/JAMES D. MCKENZIE______
                                                         James D. McKenzie
                                                          President & CEO

March 31, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


Signature                          Title                             Date
---------                          -----                             ----

/s/JAMES D. MCKENZIE          President and                     March 31, 1997
---------------------         Chief Executive Officer
James D. McKenzie             (Principal Executive Officer)

/s/WILLIAM E. FLAHERTY        Chairman of the Board             March 31, 1997
---------------------
William E. Flaherty

/s/RONALD J. STATILE          Vice President and Treasurer      March 31, 1997
---------------------         (Principal Financial Officer)
Ronald J. Statile

/s/ADELA I. ROBLES            Controller                        March 31, 1997
---------------------         (Principal Accounting Officer)
Adela I. Robles

/s/DAVID O. CARPENTER         Director                          March 31, 1997
---------------------
David O. Carpenter

/s/DAVID N. JUDELSON          Director                          March 31, 1997
---------------------
David N. Judelson

/s/TINKHAM VEALE II           Director                          March 31, 1997
---------------------
Tinkham Veale II

                             Report of Independent Auditors



The Board of Directors
Great Lakes Carbon Corporation


We have audited the accompanying consolidated balance sheets of Great Lakes Carbon Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the oveall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Carbon Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                        ERNST & YOUNG LLP

New York, NY
February 14, 1997


                           Great Lakes Carbon Corporation
                                  and Subsidiaries

                             Consolidated Balance Sheets
                                                        December 31
                                               1996                    1995
                                             ---------------------------------
                                             (In thousands, except share data)
Assets
Current assets:
  Cash and cash equivalents                  $ 24,097              $   5,652
  Accounts receivable -- net of
    allowance for doubtful accounts
    of $600 in 1996 and $316 in 1995           28,934                 22,083
  Inventories                                  39,872                 26,171
  Other current assets                          2,958                  3,264
                                             ---------------------------------
    Total current assets                       95,861                 57,170

Property, plant and equipment, net             47,530                 50,255


Other assets                                    5,514                  6,505
                                             ---------------------------------
    Total assets                             $148,905               $113,930
                                             =================================

See accompanying notes.

                           Great Lakes Carbon Corporation
                                  and Subsidiaries

                             Consolidated Balance Sheets
                                                        December 31
                                               1996                    1995
                                             ---------------------------------
                                             (In thousands, except share data)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $ 22,222              $  15,779
  Accrued expenses                             11,592                  9,877
  Income taxes payable                          3,840                  3,097
  Current portion of long-term debt             1,389                  1,406
                                             ---------------------------------
    Total current liabilities                  39,043                 30,159

Long-term debt, less current portion           71,496                 72,885
Other long-term liabilities                     3,857                  2,898
Deferred taxes                                  2,554                  2,092

Stockholders' equity:
  Common Stock, par value $0.01 per
    share, 100,000 shares authorized
    and outstanding                                 1                      1
  Additional paid-in capital                    5,509                  5,509
  Retained earnings                            26,445                    386
                                             ---------------------------------
    Total stockholders' equity                 31,955                  5,896
                                             ---------------------------------
    Total liabilities and stockholders'
      equity                                 $148,905               $113,930
                                             =================================

See accompanying notes.

                           Great Lakes Carbon Corporation
                                  and Subsidiaries

                        Consolidated Statement of Operations
                                                   Year ended December 31
                                                 1996       1995       1994
                                               -------------------------------
                                                       (In thousands)
Net Sales                                      $242,744   $178,628   $130,797
Cost of goods sold                              176,371    142,188    109,883
                                               -------------------------------
Gross profit                                     66,373     36,440     20,914

Selling, general and administrative expenses     15,321      9,687      8,226
                                               -------------------------------
Operating income                                 51,052     26,753     12,688

Other income (expense):
  Interest expense, net                          (7,573)    (1,127)    (1,358)
  Asset utilization fee to parent                   --      (6,286)    (6,133)
  Other, net                                       (772)     2,111     (5,142)
                                               -------------------------------
                                                 (8,345)    (5,302)   (12,633)
                                               -------------------------------

Income before income taxes                       42,707     21,451         55

Income tax expense                               15,148      7,633        189
                                               -------------------------------
Net income (loss)                              $ 27,559   $ 13,818   $   (134)
                                               ===============================

See accompanying notes.

                           Great Lakes Carbon Corporation
                                  and Subsidiaries

                   Consolidated Statements of Stockholders' Equity
                                          Additional                Total
                                   Common   Paid-in   Retained   Stockholders'
                                    Stock   Capital   Earnings      Equity
                                   -------------------------------------------
                                                 (In thousands)
Balance at January 1, 1994          $   1    $ 53,637    $ 15,153    $ 68,791
Net loss                                                     (134)       (134)
                                   -------------------------------------------
Balance at December 31, 1994            1      53,637      15,019      68,657

Net income                                                 13,818      13,818
Distributions                                 (48,128)    (28,451)    (76,579)
                                   -------------------------------------------
Balance at December 31, 1995            1       5,509         386       5,896

Net income                                                 27,559      27,559
Dividends                                                  (1,500)     (1,500)
                                   -------------------------------------------
Balance at December 31, 1996        $   1    $  5,509    $ 26,445    $ 31,955
                                   ===========================================

See accompanying notes.

                           Great Lakes Carbon Corporation
                                  and Subsidiaries

                        Consolidated Statements of Cash Flows
                                                   Year ended December 31
                                                 1996       1995       1994
                                               -------------------------------
                                                        (In thousands)
Operating activities
Net income (loss)                              $27,559    $13,818    $  (134)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
 Depreciation and amortization                   9,551      8,420      7,898
 Deferred taxes                                    462      4,181        383
 Changes in operating assets and
   liabilities:
     Accounts receivables                       (6,851)    (8,418)     3,133
     Inventories                               (13,701)    (7,167)     2,337
     Other current assets                          306        621       (946)
     Income taxes payable                          743      3,523       (484)
     Accounts payable and accrued expenses       8,158      4,103      5,679
     Other, net                                  1,495     (1,846)      (528)
                                               -------------------------------
Net cash provided by operating activities       27,722     17,235      17,338

Investing activities
  Capital expenditures                          (6,371)    (5,774)     (5,987)
                                               -------------------------------
Net cash used in investing activities           (6,371)    (5,774)     (5,987)

Financing activities
  Repayment of long-term debt                   (1,406)    (2,616)     (6,079)
  Additions to long-term debt                      --      65,000         --
  Transfers to parent                              --     (68,503)     (5,044)
  Dividends                                     (1,500)       --          --
                                               -------------------------------
Net cash used in financing activities           (2,906)    (6,119)    (11,123)

Increase in cash                                18,445      5,342         228
Cash at beginning of year                        5,652        310          82
                                               -------------------------------
Cash at end of year                            $24,097    $ 5,652    $    310
                                               ===============================

See accompanying notes.

                Great Lakes Carbon Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                              December 31, 1996


1.  Significant Accounting Policies

Basis of Presentation

Great Lakes Carbon Corporation (the Company) is a producer of calcined coke principally for customers in the aluminum industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

On December 20, 1995, the Company, formerly a wholly-owned subsidiary of Horsehead Industries, Inc. ("Horsehead"), sold $65,000,000 of 10% Senior Secured Notes due 2006. Immediately upon the completion of the sale, the net proceeds therefrom were distributed by the Company as a cash dividend to Horsehead, all indebtedness of Horsehead owing to the Company was canceled and 100% of the common stock of the Company was distributed by Horsehead on a pro rata basis to the holders of the common stock of Horsehead.

Through December 20, 1995 a monthly asset utilization fee was charged by Horsehead equal to 1% of the Company's net assets, adjusted for intercompany balances and tax assets and liabilities. A portion of this fee ($1,400,000 in each of 1995 and 1994) is included in selling, general and administrative expenses, as it represents estimates of various ongoing management services provided to the Company by Horsehead. The balance is included in other income (expense). Management believes that the allocation method is reasonable and that, after giving affect to such allocation, selling, general and administrative expenses in 1995 and 1994 approximate what the costs would have been for the Company if it had operated as an unaffiliated entity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                Great Lakes Carbon Corporation and Subsidiaries

1.  Significant Accounting Policies (continued)

Cash Equivalents

Investments with maturities of less than 90 days when purchased are considered the equivalent of cash.

Inventories

Inventories are stated at the lower of cost (principally average cost method) or market.

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Enhancements are capitalized and depreciated over the period benefited. The provision for depreciation is determined by the straight-line method over the estimated useful lives of the related assets.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" effective January 1, 1996, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption did not have an effect on the financial condition of the Company.

Significant Customers

The Company had two customers which represented 22% and 15.3% of its net sales in 1996; one customer which represented 15.1% of net sales in 1995; and three customers which accounted for 19.6%, 11.1% and 10.2% of net sales in 1994.

2.  Inventories

Inventories consist of the following:

                                                               December 31
                                                             1996       1995
                                                          --------------------
                                                             (In thousands)

          Raw materials                                   $ 26,377    $ 16,358
          Finished goods                                     8,534       5,573
          Supplies and spare parts                           4,961       4,240
                                                          --------------------
                                                          $ 39,872    $ 26,171
                                                          ====================

                Great Lakes Carbon Corporation and Subsidiaries

3.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                               December 31
                                                             1996       1995
                                                          --------------------
                                                             (In thousands)

          Land and improvements                           $   2,449  $   2,402
          Buildings                                           8,835      7,971
          Machinery, equipment and other                    110,955    105,152
          Construction in progress                            2,175      2,585
                                                          --------------------
                                                            124,414    118,110
          Accumulated depreciation                          (76,884)   (67,855)
                                                          --------------------
                                                          $  47,530  $  50,255
                                                          ====================

4.  Accrued Expenses

Accrued expenses included interest payable of $3,370,000 and $359,000 at December 31, 1996 and 1995, respectively.

5.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

                                                               December 31
                                                             1996       1995
                                                          --------------------
                                                             (In thousands)

  10% Senior Secured Notes due January 1, 2006            $ 65,000    $ 65,000
  Various pollution control and industrial revenue bonds
    bearing interest at rates from 6.75% to 7.125% due
    in varying amounts at various dates through 2002         5,919       7,004
  Capital lease obligations, bearing interest at rates
    from 9.3% to 10.5%                                       1,966       2,287
                                                          --------------------
                                                            72,885      74,291
  Current portion                                           (1,389)     (1,406)
                                                          --------------------
                                                          $ 71,496    $ 72,885
                                                          ====================

                Great Lakes Carbon Corporation and Subsidiaries

5.  Long-Term Debt (continued)

The Senior Secured Notes are secured by essentially all property, plant and equipment not otherwise pledged and certain other assets of the Company. At the option of the Company, the Senior Secured Notes may be redeemed, in whole or in part, commencing January 1, 2001 at various redemption prices ranging from 105% in 2001 to par in 2004 and beyond. The Senior Secured Notes indenture imposes limitations on restricted payments, including dividends.

The pollution control and industrial development revenue bonds were issued by various state and local governmental authorities. Under agreements with these authorities, the Company has either leased (with nominal value purchase options) or purchased on an installment basis the facilities constructed with the funds financed. The Company has the option of redeeming the bonds in whole or in part at par.

The Company's revolving credit agreement, which is in effect until 1998, provides for borrowings, subject to borrowing base limitations, of up to $15,000,000 (with a $10,000,000 sublimit for letters of credit). The agreement is secured by substantially all domestic accounts receivable and inventory of the Company and requires that the Company satisfy certain financial ratios. At December 31, 1996 and 1995, there were no borrowings under this credit agreement and outstanding letters of credit were $6,153,000 and $3,018,000, respectively.

The fair market value of the Company's long-term debt obligations approximated $77,400,000 and $74,300,000 at December 31, 1996 and 1995, respectively.

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

                                               Long-Term     Capital
                                                  Debt       Leases     Total
                                               -------------------------------
                                                       (In thousands)

                        1997                   $  1,085    $   304    $  1,389
                        1998                      1,085        334       1,419
                        1999                      1,085        367       1,452
                        2000                      1,091        403       1,494
                        2001                      1,218        442       1,660
                        Thereafter               65,355        116      65,471
                                               -------------------------------
                                               $ 70,919   $  1,966    $ 72,885
                                               ===============================

                Great Lakes Carbon Corporation and Subsidiaries

5.  Long-Term Debt (continued)

Interest paid amounted to $4,989,000, $1,223,000 and $1,799,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  Leases

The Company leases various production equipment under capital leases, some of which contain renewal options and/or options to purchase. Amortization under capital leases is included in depreciation expense.

Future minimum payments as of December 31, 1996, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

                                                          Capital    Operating
                                                          Leases       Leases
                                                          --------------------
                                                             (In thousands)

          1997                                            $    614    $  2,288
          1998                                                 614       1,973
          1999                                                 614         536
          2000                                                 614         514
          2001                                                 614         322
          Thereafter                                           153         945
                                                          --------------------
          Total minimum lease payments                       3,223      $6,578
          Amounts representing interest                     (1,257)
                                                          --------------------
          Present value of net minimum lease payments     $  1,966
                                                          =========

Rental expense for all operating leases was $2,685,000, $2,691,000 and $2,513,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                Great Lakes Carbon Corporation and Subsidiaries

7.  Pension Plans

The Company has various defined benefit retirement plans which cover substantially all employees. Benefits are based upon the number of years of service and the employee's compensation under varying formulas. The funding policy is generally to contribute at least the minimum amount that is acceptable under federal law. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As of December 31, 1996 the assets of the plan were invested principally in listed stocks, bonds, money market certificates and cash.

Pension expense for the plans related to the Company included the following:

                                                 1996       1995       1994
                                               -------------------------------
                                                       (In thousands)

          Service cost                           $  545     $  481     $  488
          Interest cost                             483        411        340
          Actual return on assets                  (889)      (905)       (38)
          Net amortization and deferral             498        541       (253)
                                               -------------------------------
                                                 $  637     $  528     $  537
                                               ===============================

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets:

                                                             1996       1995
                                                          --------------------
                                                              (In thousands)
  Actuarial present value of benefit obligations:
    Vested benefit obligation                             $ (5,310)  $ (4,916)
                                                          ====================
    Accumulated benefit obligation                        $ (5,673)  $ (5,321)
                                                          ====================
    Projected benefit obligation                          $ (7,041)  $ (6,463)
  Plan assets, at fair value                                 6,763      4,837
                                                          --------------------
  Projected benefit obligation in excess of plan assets       (278)    (1,626)
  Unrecognized net loss                                        (45)       793
  Prior service cost                                            (9)       (39)
                                                          --------------------
  Pension liability recognized in the balance sheet       $   (332)  $   (872)
                                                          ====================

                Great Lakes Carbon Corporation and Subsidiaries

7.  Pension Plans (continued)

The expected long-term rate of return on plan assets was 9% for the years ended December 31, 1996, 1995 and 1994. The weighted average discount rate and weighted average rate of increase in future compensation levels used were 8% and 5%, respectively, for the years ended December 31, 1996 and 1994, and 7.25% and 4.25%, respectively, for the year ended December 31, 1995.

8.  Postretirement Obligations

The Company provides certain health care and life insurance benefits to all full time employees who satisfy certain eligibility requirements and reach retirement age while employed by the Company. The Company does not fund these benefits and accrues for the related cost generally over the employees' service period.

Net periodic postretirement benefit cost includes the following components:

                                                 1996       1995       1994
                                               -------------------------------
                                                       (In thousands)

     Service cost                                $  198     $  196     $  198
     Interest cost                                  184        175        147
     Amortization of transition obligation           68         68         76
                                               -------------------------------
                                                 $  450     $  439     $  421
                                               ===============================

Postretirement benefit obligations at December 31, 1996 and 1995 were as follows:

                                                             1996       1995
                                                          --------------------
                                                              (In thousands)
Accumulated Postretirement Benefit Obligation (APBO):
    Retirees                                              $   (544)  $   (431)
    Active fully-eligible                                   (1,106)      (912)
    Other active                                            (1,145)    (1,297)
                                                          --------------------
  Total APBO                                                (2,795)    (2,640)
  Unrecognized net gain                                         50        233
  Unrecognized transition obligation                         1,088      1,156
                                                          --------------------
  Accrued postretirement benefit liability                $ (1,657)  $ (1,251)
                                                          ====================

                Great Lakes Carbon Corporation and Subsidiaries

8.  Postretirement Obligations (continued)

The health care cost trend used in determining the accumulated postretirement benefit obligation was 6.75% grading down to 5.0% in four years. That assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed trend by 1% for all years would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $395,000 and the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $61,000.

Assumptions used to develop net periodic postretirement benefit cost and the actuarial present value of accumulated benefit obligations include the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 8% for 1996 and 1994 and 5% and 7.25% for 1995.

9.  Other Income (Expense)

Other income (expense) consists of the following:

                                                 1996       1995       1994
                                               -------------------------------
                                                       (In thousands)

          Department of Energy refund          $    --    $  2,390   $    --
          Commission settlement                     --         --      (5,100)
          Other                                    (772)      (279)       (42)
                                               -------------------------------
                                               $   (772)  $  2,111   $ (5,142)
                                               ===============================
10.  Income Taxes

The Company was included in the consolidated federal income tax return of Horsehead through December 20, 1995. Income taxes have been provided in the Company's 1995 and 1994 statements of operations as if the Company was a separate taxable entity.

                Great Lakes Carbon Corporation and Subsidiaries

10.  Income Taxes (continued)

Components of the Company's deferred tax liabilities and assets are as follows:

                                                             1996       1995
                                                          --------------------
                                                              (In thousands)
          Deferred tax liabilities:
            Book over tax depreciable basis              $  3,601    $  2,585
            Other - net                                       605         652
                                                          --------------------
          Total deferred tax liabilities                    4,206       3,237

          Deferred tax assets:
            Accrued liabilities                             1,333         856
            Other - net                                       319         289
                                                          --------------------
          Total deferred tax assets                         1,652       1,145
                                                          --------------------
          Net deferred tax liability                      $(2,554)   $ (2,092)
                                                          ====================

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                 1996       1995       1994
                                               -------------------------------
                                                       (In thousands)

  Tax expense at statutory rates applied
    to pretax earnings                         $ 14,947   $  7,508   $     19
  State income tax, net of federal tax effects    1,029        428         71
  Tax exempt earnings                              (480)      (371)      (217)
  Effects of foreign operations                    (657)        45        196
  Other                                             309         23        120
                                               -------------------------------
                                               $ 15,148   $  7,633   $    189
                                               ===============================

                Great Lakes Carbon Corporation and Subsidiaries

10.  Income Taxes (continued)

Income taxes consist of the following:
                                                 1996       1995       1994
                                               -------------------------------
                                                       (In thousands)
          Current:
            Federal                            $  9,252   $  1,934   $   (301)
            State                                 1,465        240         39
            Foreign                               3,969      1,278         68
                                               -------------------------------
                                                 14,686      3,452       (194)
          Deferred:
            Federal                                 564      3,763        315
            State                                   118        418         68
            Foreign                                (220)       --         --
                                               -------------------------------
                                                    462      4,181        383
                                               -------------------------------
          Total                                $ 15,148   $  7,633   $    189
                                               ===============================

Income taxes paid were approximately $13,723,000, $161,000 and $488,000 in 1996, 1995 and 1994, respectively.

U.S. income taxes have not been provided on the undistributed earnings of Copetro S. A. ($20,208,000 as of December 31, 1996) because such earnings are expected to be reinvested. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes, if any).

Income before income taxes attributable to domestic operations (which included results from export sales) was $30,601,000, $16,356,000 and $616,000 for the years ended December 31, 1996, 1995 and 1994, respectively, while income
(loss) before income taxes attributable to foreign operations was $12,106,000, $5,095,000 and $(561,000) for the years ended December 31, 1996, 1995 and
1994, respectively.

                Great Lakes Carbon Corporation and Subsidiaries

11.  Operations by Geographic Area

The following is a summary of the Company's operations by geographic area:

                                                 1996       1995       1994
                                               -------------------------------
                                                       (In thousands)
          Net Sales
            United States                      $197,296   $146,819   $108,478
            Foreign                              45,448     31,809     22,319
                                               -------------------------------
                                               $242,744   $178,628   $130,797
                                               ===============================

          Operating income
            United States                      $ 38,266   $ 21,841   $ 12,811
            Foreign                              12,786      4,912       (123)
                                               -------------------------------
                                               $ 51,052   $ 26,753   $ 12,688
                                               ===============================

          Assets
            United States                      $114,864   $ 90,153   $ 82,555
            Foreign                              34,041     23,777     22,835
                                               -------------------------------
                                               $148,905   $113,930   $105,390
                                               ===============================

Exports of U.S. produced products were approximately $111,482,000, $87,287,000 and $58,157,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Export sales as a percentage of United States net sales represented 23.0%, 25.6% and 23.0% to Western Europe in 1996, 1995 and 1994, respectively, 18.8%, 11.1% and 10.2% to Africa in 1996, 1995 and 1994,
respectively, and 11.1% to Canada in 1994. The Company's foreign operations are conducted principally in South America.

12.  Litigation and Contingencies

The Company is a party to several proceedings which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.

13.  Subsequent Events

On February 4, 1997 the Company's wholly-owned subsidiary, Copetro S. A., signed a loan agreement establishing a credit facility of up to $20,000,000 to be used to finance a facility expansion project at the port of La Plata, Argentina, with construction to commence in 1997.