Form 10-K/A
period 1996-12-31
GREAT LAKES CARBON CORP
filed 1997-04-30
CIK 1002664

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                 ANNUAL REPORT

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

        Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K. [X]

        As of March 21, 1997, the registrant had outstanding 100,000 shares of its Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                         GREAT LAKES CARBON CORPORATION

                Amendment to Annual Report on Form 10-K for the
                          Year Ended December 31, 1996


                                Table of Contents
                                                                        Page

Item 10.  Directors and Executive Officers of the Registrant  . . . . . 1

Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . 2

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . . . . . 3

Item 13.  Certain Relationships and Related Transactions. . . . . . . . 4

Item 10.  Directors and Executive Officers(1) of the Registrant


        Directors and Executive Officers


        The directors of the Company are as follows:

                Name                      Age           Position
                ----                      ---           --------

                William E. Flaherty        64           Chairman of the Board
                David O. Carpenter         59           Director
                David N. Judelson          68           Director
                Tinkham Veale II           82           Director


        All of the Company's directors and executive officers are elected annually and hold office until their respective successors are elected and qualified.
        Mr. Flaherty has served as Chairman of the Board of the Company since 1991. He has also been Chairman of the Board and Chief Executive Officer of Horsehead since 1989 and was President and Chief Executive Officer and a director of Horsehead from 1981 to 1989. Since 1986 he has been the Chairman of the Board of Horsehead Resource Development Company, Inc. ("HRD").
        Mr. Carpenter has been a director of the Company since 1991. He was President of the Company from 1991 to June 1995. He was President of Horsehead from 1989 to June 1995 and has been a director of Horsehead since 1981. He was also President and Chief Executive Officer of HRD from 1986 to 1990 and Vice Chairman of HRD from 1990 to June 1995 and has been a director of HRD since June 1995.
        Mr. Judelson has been a director of the Company since 1991. He was a founder of Gulf & Western Industries, Inc. (now a unit of Viacom International Inc.), a member of its Board of Directors from 1959 to 1983 and President and Chief Operating Officer from 1967 to 1983. Since 1983 he has been engaged in consulting and investments. He has also been a director of Horsehead since 1985 and Vice Chairman of Horsehead since 1989 and a director of HRD since 1986.
        Mr. Veale has been a director of the Company since 1991. He was the founder of Alco Standard Corporation and was Chairman of that company through 1986 when he became Chairman Emeritus. He was Chairman of the Board of Horse-head from 1981 to 1989, and has been Chairman Emeritus of Horsehead since 1989. He has also been a director of HRD since 1986.
        Mr. Flaherty has an employment agreement with the Company which expires in 2000 and provides for annual compensation of $360,000. He also received a bonus of $1,648,000 during 1996. Messrs. Carpenter, Judelson and Veale each have a consulting agreement with the Company which expires in 2000 and provides

-------------------------------------------------------------------------------
(1) Information regarding the executive officers of the Company was set forth in Item 1 of the Company's Report on Form 10-K filed March 31, 1997.

for an annual fee of $140,000. In connection with their consulting activities they were also paid $892,000, $848,000 and $612,000, respectively in consulting fee bonuses during 1996.


Item 11.  Executive Compensation

        The following table sets forth information concerning cash compensation paid by the Company for the years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company. The Company does not have any non-cash compensation or stock appreciation rights plans.

                                            Annual Compensation
                                            -------------------

Name and Position           Year        Salary         Bonus         Other (1)
-----------------           ----        ------         -----         --------

James D. McKenzie           1996        250,008       150,000             --
  President and Chief       1995        210,000           --              --
  Executive Officer         1994        210,000           --              --

A. Frank Baca               1996        150,000       17,524           7,134
  Senior Vice President,    1995        120,936        8,686             320
  Operations and            1994        112,800        9,216              --
  Administration

Robert C. Dickie            1996        120,000       15,361          34,736
  Vice President, Sales     1995        106,008        7,893          25,263
                            1994        102,501        7,972              --

James W. Betts              1996        105,000       13,910          67,000
  Vice President,           1995         96,000        7,392           5,000
  Raw Materials             1994         96,000        7,475              --

Louis A. Cioffi             1996        110,004       14,489           9,800
  Vice President,           1995         99,996        7,443              --
  Industrial Products       1994         96,664        7,614              --

-------------------------------------------------------------------------------
(1) The amounts shown in this column reflect the Company's payment of reloca-tion allowances.

        The Company also maintains a defined benefit retirement plan for its salaried employees which provides eligible employees with certain benefits at retirement based upon the participant's years of service and final base salary.

Report of the Board of Directors on Executive Compensation.

        It is the general policy of the Company to set executive compensation at levels which will attract and retain persons of appropriate skill, knowledge and experience to perform the necessary duties required of them as executive officers of the Company, while at the same time motivating them to produce superior results.
        Executive compensation is comprised of (i) salary and (ii) participa-tion in a profit sharing and incentive plan. Salaries are generally determined by consideration of the following factors: (A) the need to attract and retain competent executives; and (B) salary levels of executives of comparable companies. The salary of the Chief Executive Officer is determined by the Board of Directors of the Company and generally reflects his unique skills, overall qualifications, past experience and prior performance.
        The Company's profit sharing and incentive plan provides for distribu-tions based upon (i) the Company's achievement of profitability targets established each year by the Company and (ii) the achievement of certain performance goals. The Chief Executive Officer does not participate in the profit sharing and incentive plan but may receive cash bonuses at the discretion of the Company's Board of Directors.

                              THE BOARD OF DIRECTORS
                              William E. Flaherty, Chairman
                              David O. Carpenter
                              David N. Judelson
                              Tinkham Veale II


Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 1996 relating to the beneficial ownership of the common stock of the Company by the directors and named executive officers of the Company, directors and officers of the Company as a group and each owner of more than 5% of the common stock of the Company.



                                               Number of
       Name                                     Shares            Percent
       ----                                    ---------          -------

William E. Flaherty (1)                          37,080            37.1%
David O. Carpenter (2)                           20,070            20.1%
David N. Judelson (3)                            19,080            19.1%
Tinkham Veale II (4)                             13,770            13.8%
All directors and officers as a group
  (10 persons)                                   90,000            90.0%

(1) Mr. Flaherty's share ownership includes shares held by a trust and a Delaware limited partnership of which Mr. Flaherty is the sole limited partner.

(2) With respect to 16,884 shares owned of record by Mr. Carpenter's wife and children or by Mr. Carpenter and his wife jointly, share ownership consists of shared voting and shared investment power.

(3) With respect to 4,512 shares owned of record by Mr. Judelson's children, share ownership consists of shared voting and shared investment power.

(4)  Mr. Veale's shares are held by a family owned corporation.


Item 13.  Certain Relationships and Related Transactions

Distribution Agreement.

        The Company and Horsehead entered into a distribution agreement con-currently with the sale of the Secured Notes ("the Spinoff Date"). The distribution agreement provides that each of the Company and Horsehead will indemnify the other party against certain losses arising before, concurrently or subsequent to the Spinoff Date.

Tax Separation Agreement.

        In 1995, the Company and Horsehead were parties to a tax sharing agree-ment which provided for apportionment of consolidated federal tax liability on a separate company basis. The Company and Horsehead are also parties to a tax separation agreement that provides for adjustments to federal income tax liability of the Company, computed on a separate company basis for tax periods prior to the Spinoff Date.

Management/Corporate Services.

        In 1995, until the Spinoff Date, the Company paid a monthly asset utilization fee to Horsehead equal to 1% of the Company's net assets, adjusted for intercompany balances and tax assets and liabilities. A portion of the fee represented various management services provided to the Company by Horsehead. After the Spinoff Date, the Company is paying a fee to Horsehead in exchange for management, tax, financial, legal and other services performed for the Company, which for 1996 was $880,000. The Company also reimburses Horsehead in connection with its use of certain corporate facilities which amount was $816,000 for 1996.

                                  SIGNATURES

        Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GREAT LAKES CARBON
                                                   CORPORATION



                                         By:     /s/JAMES D. MCKENZIE
                                            -------------------------------
                                                    James D. McKenzie
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)