Form 10-K/A
period 1996-12-31
GREAT LAKES CARBON CORP
filed 1997-05-15
CIK 1002664

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

                      DOCUMENTS INCORPORATED BY REFERENCE



                                     None

EXHIBIT INDEX


                                                                  Sequentially
Exhibit                                                           Numbered
Number      Exhibit                                               Page
------------------------------------------------------------------------------

10.7A       Petroleum Coke Sales Agreement between Copetro S.A.
            and YPF S.A.* (Amending Exhibit 10.7 previously filed)

10.9        Coke Supply Agreement between the Company and
            Exxon Company, U.S.A.*




































------------------
*The Company has amended its requst for confidential treatment with respect to this Exhibit.

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