Form 10-Q
period 1997-03-31
GREAT LAKES CARBON CORP
filed 1997-05-15
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        MARCH 31, 1997

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

FORM 10-Q                                                   MARCH 31, 1997

                                CONTENTS
                                                                   Page No.
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           March 31, 1997 and December 31, 1996. . . . . . . . . . . 1

           Condensed Consolidated Statements of Operations -
           Three Months Ended March 31, 1997 and 1996 . . . . . . . .2

           Condensed Consolidated Statement of Stockholders'
           Equity - Three Months Ended March 31, 1997. . . . . . . . 3

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1997 and 1996. . . . . . . . 4

           Notes to Condensed Consolidated Financial Statements. . . 5

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

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . 7

  Item 4.  Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . . . 7

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . 7

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 7

                         GREAT LAKES CARBON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                March 31,      December 31,
                                                  1997             1996
                                               ----------      -----------
                                               (Unaudited)      (Audited)
ASSETS
Current Assets:
  Cash                                          $ 11,773        $  24,097
  Accounts receivable, net                        31,805           28,934
  Inventories                                     41,865           39,872
  Prepaid expenses and other current assets        7,578            2,958
                                                 -------          -------
        Total Current Assets                      93,021          95,861

Property, Plant and Equipment, net                48,845           47,530

Other Assets                                       5,242            5,514
                                                 -------          -------
                                                $147,108         $148,905
                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $ 17,434         $ 22,222
  Accrued expenses                                 8,752           11,592
  Income taxes payable                             5,788            3,840
  Current portion of long-term debt                1,396            1,389
                                                 -------          -------
        Total Current Liabilities                 33,370           39,043

Long-Term Debt, Less Current Portion              71,399           71,496
Other Long-Term Liabilities                        3,857            3,857
Deferred Taxes                                     2,554            2,554

Stockholders' Equity
  Common stock, par value $0.01 per share,
    100,000 shares authorized and outstanding          1                1
  Additional paid-in capital                       5,509            5,509
  Retained earnings                               30,148           26,445
                                                 -------           ------
                                                  35,928           31,955
                                                 -------          -------
                                                $147,108         $148,905
                                                 =======          =======

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                             (In thousands)

                                                  Three Months Ended March 31,
                                                        1997        1996
                                                       -------     -------
Net Sales                                              $55,395     $52,178
Cost of Goods                                           42,236      37,533
                                                       -------     -------
        Gross Profit                                    13,159      14,645

Selling, general and administrative expenses             4,385       3,459
                                                       -------     -------
        Operating Income                                 8,774      11,186

Other income (expense):
  Interest, net                                         (1,867)     (1,743)
  Other, net                                               (67)        (76)
                                                        -------     -------
                                                        (1,934)     (1,819)

        Income Before Income Taxes                       6,840       9,367

Provision for income taxes                               2,492       3,352
                                                        -------     -------
        Net Income                                    $  4,348    $  6,015
                                                        =======     =======

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY

                                (Unaudited)

                               (In thousands)

                                  Additional                    Total
                      Common       Paid-In      Retained     Stockholders'
                       Stock       Capital      Earnings        Equity
                     --------     ----------    ---------    -----------
Balance at
December 31, 1996    $      1     $  5,509       $26,445        $31,955
  Net income             --            --          4,348          4,348
  Dividends paid         --            --           (375)          (375)
                     --------     ----------    ---------    -----------
Balance at
March 31,1997        $      1     $  5,509       $30,418        $35,928
                     ========     ==========    =========    ===========

See notes to consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                               (In thousands)

                                             Three Months Ended March 31,
                                                  1997          1996
                                                --------      --------
Net Cash (Used) Provided By
  Operating Activities                          $(8,208)      $   728

Net Cash Used In Investing Activities            (3,651)       (1,055)

Net Cash Used By Financing Activities              (465)         (102)

Decrease In Cash                                (12,324)         (429)

Cash At Beginning Of Period                      24,097         5,652
                                                --------      --------
Cash At End Of Period                           $11,773       $ 5,223
                                                ========      ========

See notes to consolidated financial statements.

                      GREAT LAKES CARBON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH, 31 1997

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

Note 2:  Inventories

Inventories are as follows:

                                     March 31,      December 31,
                                       1997             1996
                                     --------       -----------
                                           (In thousands)

           Raw materials             $29,113           $26,377
           Finished goods              7,712             8,534
           Supplies and spare parts    5,040             4,961
                                     -------           -------
                                     $41,865           $39,872
                                     =======           =======

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Three Months Ended March 31, 1997 Compared to
                     Three Months Ended March 31, 1996.

   The Company's net sales for the first quarter of 1997 increased to $55.4 million from $52.2 million in the prior year's quarter. Anode grade CPC net sales increased to $44.5 million from $40.5 million, primarily as a result of higher sales volume which was partially offset by decreased selling prices. Industrial grade CPC net sales decreased to $10.5 million from $10.7 million, primarily due to lower sales volume, which was partially offset by increased selling prices.
   Gross profit for the first quarter decreased to $13.2 million from $14.6 million in the prior year's quarter. The decrease in gross profit margin was the result of an increase in cost of sales which more than offset the increase in net sales. The higher cost of sales was mainly the result of higher raw material costs.
   Operating income for the first quarter decreased to $8.8 million from $11.2 million in the prior year's quarter. The decrease in operating income was the result of the reduced gross profit and an increase in selling, general and administrative expenses to $4.4 million from $3.5 million, primarily related to higher compensation and professional fee expenses.
   Income before income taxes decreased to $6.8 million from $9.4 million in the prior year's quarter primarily as a result of the reduced operating income discussed above.
   First quarter 1997 net income decreased to $4.3 million from $6.0 million from the prior year's quarter, primarily due to the lower income before income taxes described above.


Liquidity and Capital Resources

   The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality.
It is anticipated that capital investments for 1997 will be $23 million and include amounts for a major expansion of the Company's La Plata, Argentina facility operated by its wholly-owned subsidiary, Copetro S.A. The Company expects to meet its liquidity needs through cash from operations, its revolving credit line and a credit facility arrangement to finance the Copetro facility expansion.
   The revolfing credit line referred to above privides for borrowings of up to $15.0 million, including a $10.0 million sub-limit for letters of credit, and is subject to borrowing base limitations. As of May 5, 1997, the Company had no borrowings and had outstanding letters of credit of $2.6 million under this credit line.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  List of Exhibits:

             Not applicable.

        (b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GREAT LAKES CARBON CORPORATION



Date: ___5/14/97______                /s/James D. McKenzie
                                      --------------------
                                      James D. McKenzie
                                      President and Chief Executive Officer



Date: ___5/14/97______                /s/Ronald J. Statile
                                      --------------------
                                      Ronald J. Statile
                                      Vice President and Treasurer