Form 10-Q
period 1997-06-30
GREAT LAKES CARBON CORP
filed 1997-08-15
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        JUNE 30, 1997

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

FORM 10-Q                                                   JUNE 30, 1997

                                CONTENTS
                                                                   Page No.
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           June 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . . 1

           Condensed Consolidated Statements of Operations -
           Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . 2

           Condensed Consolidated Statements of Operations -
           Three Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . 3

           Condensed Consolidated Statement of Stockholders'
           Equity - Six Months Ended June 30, 1997 . . . . . . . . . . . . . 4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . 5

           Notes to Condensed Consolidated Financial Statements. . . . . . . 6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . 7

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 9

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 9

  Item 4.  Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . 9

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 9

                         GREAT LAKES CARBON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                    ASSETS

                                                June 30,       December 31,
                                                  1997             1996
                                               ----------      -----------
                                               (Unaudited)      (Audited)
ASSETS
Current Assets
  Cash                                          $ 27,770        $  24,097
  Accounts receivable, net                        27,339           28,934
  Inventories                                     34,798           39,872
  Prepaid expenses and other current assets        7,421            2,958
                                                 -------          -------
        Total Current Assets                      97,328           95,861

Property, Plant and Equipment - Net               50,541           47,530

Other Assets                                       5,004            5,514
                                                 -------          -------
                                                $152,873         $148,905
                                                ========         ========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $ 15,014         $ 22,222
  Accrued expenses                                12,325           11,592
  Income taxes payable                             1,189            3,840
  Current portion of long-term debt                1,404            1,389
                                                 -------          -------
        Total Current Liabilities                 29,932           39,043

Long-Term Debt, Less Current Portion              74,551           71,496
Other Long-Term Liabilities                        4,059            3,857
Deferred Taxes                                     4,080            2,554

Stockholders' Equity
  Common stock, par value $0.01 per share,
  100,000 shares authorized and outstanding            1                1
  Additional paid-in capital                       5,509            5,509
  Retained earnings                               34,741           26,445
                                                 -------           ------
                                                  40,251           31,955
                                                 -------          -------
                                                $152,873         $148,905
                                                 =======          =======

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                             (In thousands)

                                                   Six Months Ended June 30,
                                                        1997        1996
                                                       -------     -------
Net Sales                                             $113,610    $110,477
Cost of Goods                                           86,543      80,327
                                                       -------     -------
        Gross Profit                                    27,067      30,150

Selling, general and administrative expenses             8,987       7,596
                                                       -------     -------
        Operating Income                                18,080      22,554

Other income (expense):
  Interest, net                                         (3,607)     (3,543)
  Other, net                                               117         176
                                                        -------     -------
        Income Before Income Taxes                      14,590      19,187

Provision for Income Taxes                               5,544       6,662
                                                        -------     -------
        Net Income                                    $  9,046    $ 12,525
                                                        =======     =======


See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                             (In thousands)

                                                  Three Months Ended June 30,
                                                        1997        1996
                                                       -------     -------
Net Sales                                              $58,215     $58,299
Cost of Goods                                           44,307      42,794
                                                       -------     -------
        Gross Profit                                    13,908      15,505

Selling, general and administrative expenses             4,602       4,137
                                                       -------     -------
        Operating Income                                 9,306      11,368

Other income (expense):
  Interest, net                                         (1,740)     (1,800)
  Other, net                                               184         252
                                                        -------     -------
        Income Before Income Taxes                       7,750       9,820

Provision for Income Taxes                               3,052       3,310
                                                        -------     -------
        Net Income                                    $  4,698    $  6,510
                                                        =======     =======


See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY

                                (Unaudited)

                               (In thousands)

                                  Additional                    Total
                      Common       Paid-In      Retained     Stockholders'
                       Stock       Capital      Earnings        Equity
                     --------     ----------    ---------    -----------
Balance at
December 31, 1996       $1          $5,509       $26,445        $31,955
  Net income            --             --          9,046          9,046
  Dividends             --             --           (750)          (750)
                     --------     ----------    ---------    -----------
Balance at
June 30, 1997           $1          $5,509       $34,741        $40,251
                    =========     ==========    =========    ===========



See notes to consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                               (In thousands)

                                               Six Months Ended June 30,
                                                  1997          1996
                                                 --------      --------
Net Cash Provided By Operating Activities        $ 9,097       $ 1,642

Net Cash Used In Investing Activities             (7,744)       (2,903)

Financing Activities:
  Repayment of long-term debt                       (180)         (195)
  Additions to long-term debt                      3,250            --
  Dividends                                         (750)         (500)
                                                 --------      --------
Net Cash Provided (Used) By Financing Activities   2,320          (695)

Increase (Decrease) In Cash                        3,673        (1,956)

Cash At Beginning Of Period                       24,097         5,652
                                                 --------      --------
Cash At End Of Period                            $27,770       $ 3,696
                                                 ========      ========


See notes to consolidated financial statements.

                      GREAT LAKES CARBON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              June, 30 1997

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

Note 2:  Inventories

Inventories are as follows:

                                      June 30,      December 31,
                                       1997             1996
                                     --------       -----------
                                           (In thousands)

           Raw materials             $22,716           $26,377
           Finished goods              6,395             8,534
           Supplies and spare parts    5,687             4,961
                                     -------           -------
                                     $34,798           $39,872
                                     =======           =======


Note 3:  Accrued Expenses

Accrued expenses included interest payable of $3,370,000 at June 30, 1997 and December 31, 1996, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996.
-----------------------------------------------------------------------------

   The Company's net sales for the second quarter of 1997 were essentially unchanged at $58.2 million compared to $58.3 million in the prior year's quarter. Anode grade CPC net sales increased to $49.5 million from $49.2 million, primarily as a result of higher sales volume, which was partially offset by decreased selling prices. Industrial grade CPC net sales remained unchanged at $8.0 million as increased selling prices offset lower sales volume.
   Gross profit for the second quarter decreased to $13.9 million from $15.5 million in the prior year's quarter. The decrease in gross profit margin was the result of the increase in cost of sales which more than offset the increase in net sales. The higher cost of sales was mainly the result of higher raw material costs.
   Operating income for the second quarter decreased to $9.3 million from $11.4 million in the prior year's quarter. The decrease in operating income was the result of the reduced gross profit and an increase in selling, general and administrative expenses to $4.6 million from $4.1 million, primarily related to higher compensation and professional fee expenses.
   Income before income taxes decreased to $7.8 million from $9.8 million in the prior year's quarter primarily as a result of the reduced operating income discussed above.
   Second quarter 1997 net income decreased to $4.7 million from $6.5 million in the prior year's quarter, primarily due to the lower income before income taxes described above.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.
-------------------------------------------------------------------------

   The Company's net sales for the firt half of 1997 increased to $113.6 million from $110.5 million in the prior year period. Anode grade CPC net sales increased to $94.1 million from $89.7 million, primarily as a result of higher sales volume, which was partially offset by decreased selling prices. Industrial grade CPC net sales decreased to $18.5 million from $18.7 million, due to lower sales volume, which was partially offset by increased selling prices.
   Gross profit for the first half decreased to $27.1 million from $30.2 million in the prior year period. The decrease in gross profit margin was the result of the increase in cost of sales which more than offset the increase in net sales. The higher cost of sales was mainly the result of higher raw material costs.
   Operating income for the first half decreased to $18.1 million from $22.6 million in the prior year period. The decrease in operating income was the result of the reduced gross profit and an increase in selling, general and administrative expenses to $9.0 million from $7.6 million, primarily related to higher compensation and professional fee expenses.
   Income before income taxes decreased to $14.6 million from $19.2 million in the prior year period, primarily as a result of the reduced operating income discussed above.
   First half 1997 net income decreased to $9.0 million from $12.5 million in the prior year period, primarily due to the lower income before income taxes described above.

Liquidity and Capital Resources
-------------------------------

   The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1997 will total
$23 million and include amounts for a major expansion of the Company's
La Plata, Argentina facility operated by its wholly-owned subsidiary, Copetro S.A. The Company expects to meet its liquidity needs through cash from operations, its revolving credit line and a credit facility arranged to finance the Copetro expansion.
   The revolving credit line referred to above provides for borrowings of up to $15.0 million, including a $10.0 million sub-limit for letters of credit, and is subject to borrowing base limitations. As of August 8, 1997, the Company had no borrowings and outstanding letters of credit of $2.6 million under this credit line.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  List of Exhibits:

             Not applicable.

        (b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K with the Commission during the six months ended June 30, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GREAT LAKES CARBON CORPORATION



Date: ____8/15/97_____                /s/James D. McKenzie
                                      --------------------
                                      James D. McKenzie
                                      President and Chief Executive Officer



Date: ____8/15/97_____                /s/Ronald J. Statile
                                      --------------------
                                      Ronald J. Statile
                                      Vice President and Treasurer