Form 10-Q
period 1997-09-30
GREAT LAKES CARBON CORP
filed 1997-11-17
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        SEPTEMBER 30, 1997

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

                      GREAT LAKES CARBON CORPORATION

FORM 10-Q                                             September 30, 1997

                                CONTENTS
                                                                   Page No.
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -
           September 30, 1997 and December 31, 1996. . . . . . . .  .1

           Condensed Consolidated Statements of Operations -
           Nine Months Ended September 30, 1997 and 1996 . . . . .  .2

           Condensed Consolidated Statement of Operations -
           Three Months Ended September 30, 1997 and 1996. . . . .. .3

           Condensed Consolidated Statement of Stockholders'
           Equity - Nine Months Ended September 30, 1997 . . . . .. .4

           Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996 . . . . .. .5

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

                         GREAT LAKES CARBON CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                              September 30,    December 31,
                                                  1997             1996
                                               ----------      -----------
                                               (Unaudited)      (Audited)
ASSETS
Current Assets
  Cash                                          $ 38,334        $  24,097
  Accounts receivable, net                        23,775           28,934
  Inventories                                     34,839           39,872
  Prepaid expenses and other current assets        6,047            2,958
                                                 -------          -------
        Total Current Assets                     102,995           95,861

Property, Plant and Equipment - Net               53,823           47,530

Other Assets                                       4,792            5,514
                                                 -------          -------
                                                $161,610         $148,905
                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $ 14,863         $ 22,222
  Accrued expenses                                12,358           11,592
  Income taxes payable                             1,599            3,840
  Current portion of long-term debt                1,411            1,389
                                                 -------          -------
        Total Current Liabilities                 30,231           39,043

Long-Term Debt, Less Current Portion              77,680           71,496
Other Long-Term Liabilities                        4,059            3,857
Deferred Taxes                                     4,080            2,554

Stockholders' Equity
  Common stock, par value $0.01 per share;
  100,000 shares authorized and outstanding            1                1
  Additional paid-in capital                       5,509            5,509
  Retained earnings                               40,050           26,445
                                                 -------           ------
                                                  45,560           31,955
                                                 -------          -------
                                                $161,610         $148,905
                                                 =======          =======

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                             (In thousands)

                                              Nine Months Ended September 30,
                                                        1997        1996
                                                       -------     -------
Net Sales                                             $170,736    $179,362
Cost of Goods Sold                                     128,728     130,553
                                                       -------     -------
        Gross Profit                                    42,008      48,809

Selling, general and administrative expenses            13,421      11,535
                                                       -------     -------
        Operating Income                                28,587      37,274

Other income (expense):
  Interest, net                                         (4,985)     (5,269)
  Other, net                                                 1         167
                                                        -------     -------
        Income Before Income Taxes                      23,603      32,172

Provision for income taxes                               8,873      11,623
                                                        -------     -------
        Net Income                                    $ 14,730    $ 20,549
                                                        =======     =======

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               (Unaudited)

                              (In thousands)

                                             Three Months Ended September 30,
                                                      1997          1996
                                                     -------       -------
Net Sales                                            $57,126       $68,885
Cost of Goods Sold                                    42,185        50,226
                                                     -------       -------
        Gross Profit                                  14,941        18,659

Selling, general, and administrative expenses          4,434         3,939
                                                     -------       -------
        Operating Income                              10,507        14,720

Other income (expense):
  Interest, net                                       (1,378)       (1,726)
  Other, net                                            (116)           (9)
                                                     -------       -------
        Income Before Income Taxes                     9,013        12,985

Provision for income taxes                             3,329         4,961
                                                     -------       -------
        Net Income                                   $ 5,684       $ 8,024
                                                     =======       =======

See notes to consolidated financial statements.

                       GREAT LAKES CARBON CORPORATION

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY

                                (Unaudited)

                               (In thousands)

                                  Additional                    Total
                      Common       Paid-In      Retained     Stockholders'
                       Stock       Capital      Earnings        Equity
                     --------     ----------    ---------    -----------
Balance at
December 31, 1996       $1          $5,509       $26,445       $31,955
  Net income            --             --         14,730        14,730
  Dividends             --             --         (1,125)       (1,125)
                     --------     ----------    ---------    -----------
Balance at
September 30, 1997      $1          $5,509       $40,050       $45,560
                     ========     ==========    =========     ==========

See notes to consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                               (In thousands)

                                            Nine Months Ended September 30,
                                                  1997          1996
                                                --------      --------
Net Cash Provided By Operating Activities       $22,731       $16,873

Net Cash Used In Investing Activities           (13,575)       (5,051)

Financing Activities:
  Repayment of long-term debt                    (1,044)       (1,059)
  Additions to Long-term debt                     7,250           --
  Dividends                                      (1,125)       (1,000)
                                                 -------      --------
Net Cash Provided (Used)
  By Financing Activities                         5,081)       (2,059)

Increase (Decreasr) In Cash                      14,237         9,763

Cash At Beginning Of Period                      24,097         5,652
                                                --------     ---------
Cash At End Of Period                           $38,334       $15,415
                                                ========     =========

See notes to consolidated financial statements.

                      GREAT LAKES CARBON CORPORATION

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER, 30 1997

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

Note 2:  Inventories

Inventories are as follows:

                                  September 30,      December 31,
                                       1997             1996
                                           (In thousands)
                                     -------           -------
           Raw materials             $19,336           $26,377
           Finished goods              9,573             8,534
           Supplies and spare parts    5,930             4,961
                                     -------           -------
                                     $34,839           $39,872
                                     =======           =======

Note 3:  Inventories

Accrued expenses included interest payable of $1,695,000 and $3,370,000 at September 30, 1997 and December 31, 1996, respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            Three Months Ended September 30, 1997 Compared to
                  Three Months Ended September 30, 1996.

   The Company's net sales for the third quarter of 1997 decreased to $57.1 million from $68.9 million in the prior year's quarter. Anode grade CPC net sales decreased to $46.0 million from $57.8 million, primarily as a result of lower sales volume due in part to the timing of shipments as compared to the prior year period and decreased selling prices. Industrial grade CPC net sales increased to $10.7 million from $9.9 million, due to both increased selling prices and higher sales volume.
   Gross profit for the third quarter decreased to $14.9 million from $18.7 million in the prior year's quarter. The decrease in gross profit margin was the result of the decrease in net sales which was partially offset by the decrease in cost of sales. The lower cost of sales was mainly the result of lower raw material costs.
   Operating income for the third quarter decreased to $10.5 million from $14.7 million in the prior year's quarter. The decrease in operating income was the result of the reduced gross profit and an increase in selling, general and administrative expenses to $4.4 million from $3.9 million, primarily related to higher compensation and professional fee expenses.
   Income before income taxes decreased to $9.0 million from $13.0 million in in the prior year's quarter primarily as a result of the reduced operating income.
   Third quarter 1997 net income decreased to $5.7 million from $8.0 million in the prior year's quarter, primarily due to the lower income before income taxes described above.

                     Nine Months Ended September 30, 1997
                Compared to Nine Months Ended September 30, 1996.

   The Company's net sales for the nine months of 1997 decreased to $170.7 million from $179.4 million in the prior year period. Anode grade CPC net sales decreased to $140.1 million from $147.5 million, primarily as a result of decreased selling prices. Sales volume of anode grade CPC was essentially unchanged from the prior year period. Industrial grade CPC net sales increased to $29.2 million from $28.7 million, due primarily to increased selling prices.
   Gross profit for the nine months decreased to $42.0 million from $48.8 million in the prior year period. The decrease in gross profit margin was the result of the decrease in net sales which was partially offset by the decrease in cost of sales. The lower cost of sales was mainly the result of lower raw material costs.
   Operating income for the nine months decreased to $28.6 million from $37.3 million in the prior year period. The decrease in operating income was the result of the reduced gross profit and an increase in selling, general and administrative expenses to $13.4 million from $11.5 million, primarily related to higher compensation and professional fee expenses.
   Income before income taxes decreased to $23.6 million from $32.2 million in the prior year period, primarily as a result of the reduced operating income.

   Net income for the three quarters of 1997 decreased to $14.7 million from $20.5 million in the prior year period, primarily due to the lower income before income taxes described above.

Liquidity and Capital Resources
   The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1997 will be $23 million and include amounts for a major expansion of the Company's La Plata, Argentina facility operated by its wholly-owned subsidiary, Copetro S.A. The Company expects to meet its liquidity needs through cash from operations, its revolving credit line and a credit facility arranged to finance the Copetro expansion.
   The revolving credit line referred to above provides for borrowings of up to $15.0 million, including a $10.0 million sub-limit for letters of credit, and is subject to borrowing base limitations. As of October 31, 1997, the Company had no borrowings and outstanding letters of credit of $4.3 million under this credit line.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  List of Exhibits:

             Not applicable.

        (b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K with the Commission during the six months ended September 30, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GREAT LAKES CARBON CORPORATION



Date:   10/31/97                      /s/James D. McKenzie
        --------                      James D. McKenzie
                                      President and Chief Executive Officer



Date:   10/31/97                      /s/Ronald J. Statile
        --------                      Ronald J. Statile
                                      Vice President and Treasurer