Form 10-K
period 1997-12-31
GREAT LAKES CARBON CORP
filed 1998-03-02
CIK 1002664

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				   FORM 10-K
				 ANNUAL REPORT

		     Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997     Commission File Number 33-98522

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

     As of February 20, 1998, the registrant had outstanding 100,000 shares of its Common Stock.

		      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this report incorporates by reference portions of the Regis-trant's Proxy Statement for the 1998 annual meeting of stockholders.

			 GREAT LAKES CARBON CORPORATION

	Annual Report on Form 10-K for the Year Ended December 31, 1997

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

	 Consolidated Financial Statements . . . . . . . . . . . . . . . F-1

PART I
Item 1.  Business

Introduction

	Great Lakes Carbon Corporation (the "Company" or "GLC") is the largest producer of calcined petroleum coke ("CPC") in the world. A majority of the Company's sales consist of anode grade CPC which is the principal raw material used in the production of carbon anodes for use in aluminum smelting. The Company also sells industrial grade CPC for use in the production of titanium dioxide, as a carbon additive in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets. The Company produces CPC from raw petroleum coke, a by-product of petroleum refining, utilizing a high-temperature, rotary-kiln process developed by the Company in the 1930's.
	The Company operates rotary kilns having a total capacity of 1.4 million tons at plant sites in Port Arthur, Texas; Enid, Oklahoma; and through a wholly-owned subsidiary, Copetro S. A. ("Copetro"), at the port of La Plata, Argentina. Copetro is in the process of constructing a 220,000 ton calcining kiln which will double the calcining capacity of this facility. Construction of the $21 million project is expected to be completed in the third quarter of 1998.
	The Company in its present form of organization was formed in 1991 as a subsidiary of Horsehead Industries, Inc. ("Horsehead"). In 1995 the Company sold $65,000,000 of 10% Senior Secured Notes due 2006 ("the Secured Notes"). Upon the sale of the Secured Notes the net proceeds to the Company were distributed by the Company as a dividend to Horsehead, all indebtedness of Horsehead owing to the Company was canceled, and 100% of the common stock of the Company was distributed on a pro rata basis to the holders of the common stock of Horsehead.

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

	Worldwide demand for anode grade CPC is directly tied to the global production of primary aluminum. For the third year in a row, aluminum production increased primarily due to restarts of capacity that was idled in 1993 and 1994 and also due to expansion of existing smelting capacity. As a result of the strong demand for CPC, the Company operated at effective capacity in 1997.

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

Raw Materials and Suppliers

	CPC is sold in a world market. However, calcining and transportation economics dictate that producers of CPC are most efficiently located near petroleum refining operations, which are the source of raw petroleum coke, the raw material used to produce CPC. Raw petroleum coke is a by-product of the oil refining process, constituting the solid fraction remaining after the refinery has essentially removed all of the liquid petroleum products from the crude oil. Many, but not all, oil refineries produce raw petroleum coke. Because a substantial portion of worldwide petroleum refining capacity is based domestically, the United States has a majority of worldwide CPC production capacity. Sales of raw petroleum coke do not constitute a material portion of oil refiners' revenues.
	CPC quality, which is extremely important to aluminum smelters, is highly dependent upon the quality of the raw petroleum coke utilized in the calcining process. The raw petroleum coke produced by different oil refineries covers a range of physical and chemical properties depending upon both the types of crude oils being refined and the specific process being employed by the refinery. Only a portion of the raw petroleum coke produced by the world's oil refineries is of suitable quality for producing anode grade or industrial grade CPC, with anode grade requirements being generally more stringent than industrial grade requirements. If the raw petroleum coke produced by a refinery is not of sufficient quality for calcining, it is typically sold for its fuel value at a substantially lower price.
      The Company purchases a range of raw petroleum cokes from a number of domestic and international oil refineries with the objective of blending these cokes to meet the specific quality requirements of its customers at the lowest raw material cost. Raw petroleum coke is typically purchased by the Company under contracts with a term of one or more years, although the Company does make some spot purchases. In 1997 the Company purchased approximately 46% of its raw petroleum coke requirements from three petroleum refiners.

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

Marketing

	The Company sells its CPC to end users through its direct sales staff and exclusive sales representatives. Substantially all sales are shipped directly to end users. GLC's domestic sales activity is handled by the Company's direct sales staff. Internationally, GLC's direct sales staff is supplemented by exclusive sales representatives.
	The Company typically sells anode grade CPC under contracts with terms of one or more years, although a small percentage is sold on a spot basis. CPC is shipped by the Company in bulk quantities to its customers via truck, rail, barge or ocean-going vessel.
Industrial grade CPC is generally sold to customers under annual contracts or on a purchase order basis and is shipped in smaller quantities in bulk or packaged to meet customer requirements.
	In 1997 approximately one third of the Company's net sales were to U.S.-based customers and approximately two thirds were to customers in international markets. Approximately 62% of the Company's 1997 net sales were made to five customers with Aluminum Company of America and Alusaf Limited accounting for 23.7% and 15.5% of the Company's net sales, respectively.

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

Employees

	As of December 31, 1997 the Company employed 254 persons. The Company is a party to collective bargaining agreements at two of its three facilities, covering approximately one-third of its employees. A collective bargaining agreement with the international Association of Machinists and Aerospace Workers covers hourly employees at the Enid, Oklahoma facility. Certain employees at the La Plata, Argentina facility of Copetro are covered by an annual labor contract with an Argentine government union. The Port Arthur plant is operated with a non-union workforce.

Patents, Trademarks

	None of the Company's business is dependent upon any patents or other intellectual property.

Environmental Matters

	The Company's facilities and operations are subject to various federal, state and local and foreign governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality. The Company believes that it possesses all of the permits required for the conduct of its operations and that it is currently in material compliance with all relevant environmental regulations. The Company spent approximately $3.5 million on capital expenditures related to pollution control facilities in 1997 and anticipates spending approximately $3.5 million and $1.9 million in 1998 and 1999, respectively. Approximately half of the environmental expenditures in 1997 and 1998 will be in conjunction with the facility expansion at Copetro.
	The Clean Air Act was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities may be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency and state environmental agencies over the next several years. At this time, the Company cannot estimate when new standards will be imposed or what control technologies or changes in processes the Company may be required to install or undertake. Based on information currently available to it, the Company believes that attaining compliance with such regulations will not have a material adverse effect on the financial position or results of operations of the Company.

Executive Officers of the Company

	The following table sets forth certain information concerning the executive officers of the Company:

------------------------------------------------------------------------------

Name and Age as         Period of Service as an Executive Officer and
of February 20, 1998    Business Experience During Past Five or More Years

------------------------------------------------------------------------------

William E. Flaherty     Chairman of the Board of the Company and its
64                      predecessor company since 1985.  Chairman of the Board
			and Chief Executive Officer of Horsehead since 1989.

James D. McKenzie       President and Chief Executive Officer of the Company
53                      since 1995.  Executive Vice President of the Company
			and President of the Calcined Petroleum Coke business of the Company and its predecessor company from 1989 to 1995.

A. Frank Baca           Senior Vice President, Operations and Administration of
54                      the Company since 1995.  Vice President, Operations of
			the Company from 1991 to 1995.

Robert C. Dickie        Vice President, Sales of the Company since 1995 and
49                      Director of Sales from 1992 to 1995.  Plant Manager of
			Enid Oklahoma facility from 1989 to 1992.

James W. Betts          Vice President, Raw Materials of the Company and its
60                      predecessor company since 1986.

Patrick E. Valentine    Vice President, Commercial Development of the Company
43                      since 1997.

Ronald J. Statile       Vice President and Treasurer of the Company and its
50                      predecessor company since 1986.  Vice President of
			Horsehead since 1988.

Item 2.  Properties

	The Port Arthur facility has four kilns which have the capacity to produce 680,000 tons per year of CPC. Port Arthur is also the site of the Company's primary laboratory and testing facility. Port Arthur has substantial CPC storage capacity and the capability to receive and ship product by truck, rail, barge or ocean-going vessel. The 115-acre Port Arthur property is leased by the Company under a long-term lease, which was originally executed in the 1930's and the most recent renewal of which expires at the end of 2004. A waste heat recovery facility, owned by a third party, is located at the plant site under a sublease arrangement with the Company under which terms the Company receives revenue from the delivery of flue gas from its kilns to the facility.
	The Enid facility has three kilns which have the capacity to produce 490,000 tons per year of CPC. The Enid plant has the capability to receive and ship material by truck or rail and is located on 160 acres of property that is owned by the Company.
	The La Plata, Argentina facility operated by Copetro has a single kiln with the capacity to produce 220,000 tons per year of anode grade CPC. The Copetro capacity will be doubled when the second kiln expansion is completed in 1998. The plant is located on 30 acres of land at the port of La Plata.
The plant has the capability to receive raw petroleum coke by rail or truck and to ship CPC by truck or ocean-going vessel.
	The Company's principal business office is located at 4 Greenspoint Plaza, Suite 2200, 16945 Northchase Drive, Houston, TX 77060 under a lease expiring in January, 2001.
	The Company's executive office is located in leased space at 110 East 59th Street, New York, NY 10022.

Item 3.  Legal Proceedings

	The Company is a party to legal proceedings which are in various stages of resolution. Management, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

	No matters were submitted for vote of security holders of the Company during the three months ended December 31, 1997.


				       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

	(a) There is no established market in which the Company's Common Stock, par value $.01 per share (the "Common Stock"), is publicly traded, because all of such Common Stock is privately held.
	(b) As of the date of this annual report, there were fourteen holders of record of the Company's Common Stock.
	(c) During 1997 the Board of Directors declared cash dividends of $3.75 per share which were paid to shareholders of record on each of March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997. Any future determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's debt instruments limit the conditions under which the Company may pay a cash dividend on its outstanding Common Stock.

Item 6.  Selected Financial Data

	The following table sets forth selected financial data of the Company at and for the five years ended December 31, 1997. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

					    Year Ended December 31,
				 1997      1996      1995      1994      1993
			      --------- --------- --------- --------- --------
Results of Operations
----------------------------
Net sales                     $231,911  $242,744  $178,628  $130,797  $149,225

Gross Profit                    59,521    66,373    36,440    20,914    24,465

Operating income                41,011    51,052    26,753    12,688    14,564

Total other income (expense)    (6,336)   (8,345)   (5,302)  (12,633)   (9,686)

Income before income taxes      34,675    42,707    21,451        55     4,878

Net income (loss)               21,984    27,559    13,818      (134)    2,870

Balance sheet data (at end
  of period):
    Total assets              $174,911  $148,905  $113,930  $105,390  $106,483
    Total long-term debt        84,014    72,885    74,291    11,907    17,986
----------------------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 1997 Versus Year Ended December 31, 1996

	The Company's net sales for the year ended December 31, 1997 decreased to $231.9 million from $242.7 million in the corresponding period of 1996. Anode grade CPC net sales decreased to $189.9 million from $199.4 million, primarily as a result of decreased selling prices, which were partially offset by higher sales volume. Industrial grade CPC net sales increased to $40.2 million from $38.6 million, due to increased selling prices, which were partially offset by lower sales volume.
	Gross profit for the year decreased to $59.5 million from $66.4 million in the prior year. The decrease in gross profit margin was the result of the decrease in net sales which was partially offset by the decrease in cost of sales. The lower cost of sales was mainly the result of lower raw material costs.
	Operating income for 1997 decreased to $41.0 million from $51.1 million in 1996. The decrease in operating income was the result of the reduced gross profit and an increase in selling, general and administrative expenses to $18.5 million from $15.3 million, primarily related to higher compensation and professional fees expenses.
	Income before income taxes decreased to $34.7 million from $42.7 million in the prior year as a result of the reduced operating income that was partially offset by a $2.0 million positive change in other income (expense). The change in other income (expense) was primarily the result of greater interest income from larger cash reserves in 1997.
	Net income for 1997 decreased to $22.0 million from $27.6 million in 1996 primarily due to the lower income before income taxes described above.

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

Liquidity and Capital Resources

	In 1997 net cash provided by operating activities of $31.3 million and $12.5 million of loan proceeds were used to fund $21.4 million of capital expenditures (including a major expansion of the Company's La Plata, Argentina facility), $1.4 million in repayment of long-term debt and $1.5 million of dividends. The 1996 net cash provided by operating activities of $27.7 million was used to fund $6.4 million of capital expenditures, $1.4 million in repayment of long-term debt and $1.5 million of dividends. In 1995 net cash provided by operating activities of $17.2 million was used to fund $5.8 million of capital expenditures, $2.6 million in repayment of long-term debt and $8.1 million of cash transfers to parent. Also, the net proceeds from the sale of Secured Notes were used to fund a cash distribution to Horsehead.
	The Secured Notes are secured by first priority liens on all material property and equipment of the Company and certain other assets. Interest on the Secured Notes is payable semi-annually each year on January 1 and July 1. The Secured Notes will mature on January 1, 2006 and are subject to early redemption as set forth under the terms of the Secured Notes.
	The Company has in place a Revolving Credit Facility pursuant to agreements with certain financial institutions. The facility, which expires in December, 1998, provides borrowings of up to $15 million, including a $10 million sub-limit for letter of credit, which are subject to borrowing base limitations. At February 20, 1998 the Company had no borrowings under the facility and had outstanding letters of credit of $1.7 million.
	Historically, the Company's liquidity requirements have been primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. In 1998 the Company's capital investments, which will continue to include amounts for a major facility expansion at Copetro, are anticipated to total approximately $15 million. The Company expects to fund its liquidity needs through cash from operations, its revolving credit line and a credit facility arranged to finance the Copetro facility expansion.

Item 8.  Financial Statements and Supplementary Data

	The following consolidated financial statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are filed as part of this report:

	Consolidated Financial Statements:

		Report of Independent Auditors

		Consolidated Balance Sheets as of December 31, 1997 and 1996

		Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

		Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

		Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

		Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	 None.


				      PART III

Item 10.  Directors and Executive Officers of the Registrant

	The information required in response to Item 10 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1998 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

	The information required in response to Item 11 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1998 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

	The information required in response to Item 12 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1998 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

	The information required in response to Item 13 is incorporated in this report by reference from the Proxy Statement to be prepared in connection with the 1998 Annual Meeting of Stockholders.


				       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

	Report of Independent Auditors..................................... F-1

	Consolidated Balance Sheets as of December 31, 1997 and 1996....... F-2

	Consolidated Statements of Operations for the years ended
	 December 31, 1997, 1996 and 1995.................................. F-4

	Consolidated Statements of Stockholders' Equity
	  for the years ended December 31, 1995, 1996 and 1997............. F-5

	Consolidated Statements of Cash Flows for the years
	  ended December 31, 1997, 1996 and 1995............................F-6

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

(a)(3)  List of Exhibits:

	Exhibit

	Number  Description

	   3.1  Restated Certificate of Incorporation [1]
	   3.2  By-Laws [1]

	   4.1  Form of Indenture governing the 10% Senior Secured Notes due
		2005 of the Company, including the form of 10% Senior Secured
		Note due 2005 [1]
	   4.2  Form of Mortgage from the Company to The Bank of New York [1]
	   4.3  Form of Security Agreement between the Company and The Bank of
		New York [1]
	   4.4  Form of Pledge Agreement between the Company and The Bank of
		New York [1]
	   4.5  Form of Patent Security Agreement between the Company and The
		Bank of New York [1]
	   4.6  Form of Trademark Security Agreement between the Company and
		The Bank of New York [1]
	  10.1  Distribution Agreement between the Company and Horsehead
		Industries, Inc. [1]
	  10.2  Tax Separation Agreement between the Company and Horsehead
		Industries, Inc. [1]
	  10.3  Lease Agreement between the Company and Rice-Carden Corpora-
		tion (as successor to Kansas City Southern Industries, Inc.),
		as amended [1]
	  10.4  Calcined Coke Supply Agreement between the Company and Aluminum
		Company of America [1]
	  10.5  Green Anode Coke Sales Agreement between the Company and Conoco
		Inc. [*]
	  10.7  Petroleum Coke Sales Agreement between Copetro S.A. and YPF
		S.A. [1]
	  10.7A Petroleum Coke Sales Agreement between Copetro S.A. and YPF
		S.A. [2]
	  10.8  Form of Revolving Credit Facility among the Company, Chemical
		Bank, as agent and lender, and the several lenders party there-
		to [1]
	  10.9  Coke Supply Agreement between the Company and Exxon Company,
		U.S.A. [2]
	  21    Subsidiaries of the Registrant [1]

[1] Incorporated by reference to the Company's Registration Statement on Form S-1 (33-98522)

[2] Incorporated by reference to the Company's Form 10-K/A for the year ended December 31, 1996

[*] The Company has amended its request for confidential treatment to include this Exhibit.

(b)     Reports on Form 8-K
	None

				      SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

				       GREAT LAKES CARBON CORPORATION

				       By:  /s/JAMES D. MCKENZIE
					   ---------------------
				       James D. McKenzie, President and
					 Chief Executive Officer
				       (Principal Executive Officer)

February 27, 1998

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and as of the date indicated.


Signature                          Title                           Date
---------                          -----                           ----

/s/JAMES D. MCKENZIE          President and
---------------------         Chief Executive Officer        February 27, 1998
James D. McKenzie             (Principal Executive Officer)

/s/WILLIAM E. FLAHERTY        Chairman of the Board          February 27, 1998
---------------------
William E. Flaherty

/s/RONALD J. STATILE          Vice President and Treasurer   February 27, 1998
---------------------         (Principal Financial Officer)
Ronald J. Statile

/s/ADELA I. ROBLES            Controller                     February 27, 1998
---------------------         (Principal Accounting Officer)
Adela I. Robles

/s/DAVID O. CARPENTER         Director                       February 27, 1998
---------------------
David O. Carpenter

/s/DAVID N. JUDELSON          Director                       February 27, 1998
---------------------
David N. Judelson

/s/TINKHAM VEALE II           Director                       February 27, 1998
---------------------
Tinkham Veale II

			     Report of Independent Auditors



The Board of Directors
Great Lakes Carbon Corporation


We have audited the accompanying consolidated balance sheets of Great Lakes Carbon Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Carbon Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




							ERNST & YOUNG LLP

New York, NY
February 13, 1998


			   Great Lakes Carbon Corporation
				  and Subsidiaries

			     Consolidated Balance Sheets
							December 31
					       1997                    1996
					     ---------------------------------
					     (In thousands, except share data)
Assets
Current assets:
  Cash and cash equivalents                  $ 43,596               $ 24,097
  Accounts receivable -- net of
    allowance for doubtful accounts
    of $600 in 1997 and 1996                   29,908                 28,934
  Inventories                                  32,455                 39,872
  Other current assets                          4,349                  2,958
					     ---------------------------------
    Total current assets                      110,308                 95,861

Property, plant and equipment, net             59,165                 47,530


Other assets                                    5,438                  5,514
					     ---------------------------------
    Total assets                             $174,911               $148,905
					     =================================

See accompanying notes.

			   Great Lakes Carbon Corporation
				  and Subsidiaries

			     Consolidated Balance Sheets
							December 31
					       1997                    1996
					     ---------------------------------
					     (In thousands, except share data)
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                           $ 13,601              $  22,222
  Accrued expenses                             14,057                 11,592
  Income taxes payable                          1,796                  3,840
  Current portion of long-term debt             1,419                  1,389
					     ---------------------------------
    Total current liabilities                  30,873                 39,043

Long-term debt, less current portion           82,595                 71,496
Other long-term liabilities                     4,190                  3,857
Deferred taxes                                  4,814                  2,554

Stockholders' equity:
  Common Stock, par value $0.01 per
    share, 100,000 shares authorized
    and outstanding                                 1                      1
  Additional paid-in capital                    5,509                  5,509
  Retained earnings                            46,929                 26,445
					     ---------------------------------
    Total stockholders' equity                 52,439                 31,955
					     ---------------------------------
    Total liabilities and stockholders'
      equity                                 $174,911               $148,905
					     =================================

See accompanying notes.

			   Great Lakes Carbon Corporation
				  and Subsidiaries

			Consolidated Statement of Operations
						   Year ended December 31
						 1997       1996       1995
					       -------------------------------
						       (In thousands)
Net Sales                                      $231,911   $242,744   $178,628
Cost of goods sold                              172,390    176,371    142,188
					       -------------------------------
Gross profit                                     59,521     66,373     36,440

Selling, general and administrative expenses     18,510     15,321      9,687
					       -------------------------------
Operating income                                 41,011     51,052     26,753

Other income (expense):
  Interest expense, net                          (6,287)    (7,573)    (1,127)
  Asset utilization fee to parent                   --         --      (6,286)
  Other, net                                        (49)      (772)     2,111
					       -------------------------------
						 (6,336)    (8,345)    (5,302)
					       -------------------------------

Income before income taxes                       34,675     42,707     21,451

Income tax expense                               12,691     15,148      7,633
					       -------------------------------
Net income                                     $ 21,984   $ 27,559   $ 13,818
					       ===============================

See accompanying notes.

			   Great Lakes Carbon Corporation
				  and Subsidiaries

		   Consolidated Statements of Stockholders' Equity
					  Additional                Total
				   Common   Paid-in   Retained   Stockholders'
				    Stock   Capital   Earnings      Equity
				   -------------------------------------------
						 (In thousands)
Balance at January 1, 1995          $   1    $ 53,637    $ 15,019    $ 68,657

Net income                                                 13,818      13,818
Distributions                                 (48,128)    (28,451)    (76,579)
				   -------------------------------------------
Balance at December 31, 1995            1       5,509         386       5,896

Net income                                                 27,559      27,559
Dividends                                                  (1,500)     (1,500)
				   -------------------------------------------
Balance at December 31, 1996            1       5,509      26,445      31,955

Net income                                                 21,984      21,984
Dividends                                                  (1,500)     (1,500)
				   -------------------------------------------
Balance at December 31, 1997        $   1    $  5,509    $ 46,929    $ 52,439
				   ===========================================

See accompanying notes.

			   Great Lakes Carbon Corporation
				  and Subsidiaries

			Consolidated Statements of Cash Flows
						   Year ended December 31
						 1997       1996       1995
					       -------------------------------
							(In thousands)
Operating activities
Net income                                     $21,984    $27,559     $13,818
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                10,220      9,551       8,420
   Deferred taxes                                2,260        462       4,181
   Changes in operating assets and
   liabilities:
     Accounts receivables                         (974)    (6,851)     (8,418)
     Inventories                                 7,417    (13,701)     (7,167)
     Other current assets                       (1,391)       306         621
     Income taxes payable                       (2,044)       743       3,523
     Accounts payable and accrued expenses      (6,156)     8,158       4,103
     Other, net                                    (55)     1,495      (1,846)
					       -------------------------------
Net cash provided by operating activities       31,261     27,722      17,235

Investing activities
  Capital expenditures                         (21,391)    (6,371)     (5,774)
					       -------------------------------
Net cash used in investing activities          (21,391)    (6,371)     (5,774)

Financing activities
  Repayment of long-term debt                   (1,389)    (1,406)     (2,616)
  Additions to long-term debt                   12,518        --       65,000
  Transfers to parent                              --         --      (68,503)
  Dividends                                     (1,500)    (1,500)        --
					       -------------------------------
Net cash provided (used) by financing
activities                                       9,629     (2,906)     (6,119)

Increase in cash                                19,499     18,445       5,342
Cash at beginning of year                       24,097      5,652         310
					       -------------------------------
Cash at end of year                            $43,596    $24,097     $ 5,652
					       ===============================

See accompanying notes.

		Great Lakes Carbon Corporation and Subsidiaries

		   Notes to Consolidated Financial Statements

			      December 31, 1997


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

Through December 20, 1995 a monthly asset utilization fee was charged by Horsehead equal to 1% of the Company's net assets, adjusted for intercompany balances and tax assets and liabilities. A portion of this fee ($1,400,000 in 1995) is included in selling, general and administrative expenses, as it represents estimates of various ongoing management services provided to the Company by Horsehead. The balance is included in other income (expense). Management believes that the allocation method is reasonable and that, after giving affect to such allocation, selling, general and administrative expenses in 1995 approximate what the costs would have been for the Company if it had operated as an unaffiliated entity.

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

Significant Customers

The Company had two customers which represented 23.7% and 15.5% of net sales in 1997 and 22% and 15.3% of net sales in 1996, and one customer which represented 15.1% of net sales in 1995.

2.  Inventories

Inventories consist of the following:

							       December 31
							     1997       1996
							  --------------------
							     (In thousands)

	  Raw materials                                   $18,483     $26,377
	  Finished goods                                    7,821       8,534
	  Supplies and spare parts                          6,151       4,961
							  --------------------
							  $32,455     $39,872
							  ====================

		Great Lakes Carbon Corporation and Subsidiaries

3.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

							       December 31
							     1997       1996
							  --------------------
							     (In thousands)

	  Land and improvements                           $  2,718   $  2,449
	  Buildings                                          9,193      8,835
	  Machinery, equipment and other                   116,786    110,955
	  Construction in progress                          16,866      2,175
							  --------------------
							   145,563    124,414
	  Accumulated depreciation                         (86,398)   (76,884)
							  --------------------
							  $ 59,165   $ 47,530
							  ====================

4.  Accrued Expenses

Accrued expenses included interest payable of $3,467,000 and $3,370,000 at December 31, 1997 and 1996, respectively.

5.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

							       December 31
							     1997       1996
							  --------------------
							     (In thousands)

10% Senior Secured Notes due January 1, 2006              $ 65,000    $ 65,000
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002           4,834       5,919
Facility expansion credit line bearing interest at
  LIBOR plus 4% (9.90% at December 31, 1997) due in
  varying amounts semi-annually from June, 1999
  through June, 2002                                        11,850         --
Capital lease obligation, bearing interest of 9.3%           1,662       1,966
Other                                                          668         --
							  --------------------
							    84,014      72,885
Current portion                                             (1,419)     (1,389)
							  --------------------
							  $ 82,595    $ 71,496
							  ====================

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

The facility expansion credit line provides for credit of up to $20,000,000 for use in connection with a major facility expansion at the Company's La Plata, Argentina plant operated by its wholly-owned subsidiary, Copetro S.A. (Copetro). The loan is secured by the property, plant and equipment of Copetro, including, upon completion, the assets constructed with the funds financed. The agreement requires that Copetro satisfy certain financial ratios and imposes limitations on the payment of dividends.

The Company's revolving credit agreement, which is in effect until December 1998, provides for borrowings, subject to borrowing base limitations, of up to $15,000,000 (with a $10,000,000 sublimit for letters of credit). The agreement is secured by substantially all domestic accounts receivable and inventory of the Company and requires that the Company satisfy certain financial ratios. At December 31, 1997 and 1996, there were no borrowings under this credit agreement and outstanding letters of credit were $3,420,000 and $6,153,000, respectively.

The fair market value of the Company's long-term debt obligations approximated $89,000,000 and $77,400,000 at December 31, 1997 and 1996, respectively.

		Great Lakes Carbon Corporation and Subsidiaries

5.  Long-Term Debt (continued)

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

					       Long-Term     Capital
						  Debt       Leases     Total
					       -------------------------------
						       (In thousands)

			1998                   $  1,085     $  334     $ 1,419
			1999                      3,568        367       3,935
			2000                      4,768        403       5,171
			2001                      4,906        442       5,348
			2002                      2,869        116       2,985
			Thereafter               65,156          0      65,156
					       -------------------------------
					       $ 82,352    $ 1,662     $84,014
					       ===============================

Interest paid amounted to $7,773,000, $4,989,000, and $1,223,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company capitalized interest in construction in progress of $808,000 for the year ended December 31, 1997.

6.  Leases

The Company leases various production equipment under capital leases, some of which contain renewal options and/or options to purchase. Amortization under capital leases is included in depreciation expense.

		Great Lakes Carbon Corporation and Subsidiaries

6.  Leases (continued)

Future minimum payments as of December 31, 1997, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

							  Capital    Operating
							  Leases       Leases
							  --------------------
							     (In thousands)

	  1998                                            $  615      $1,622
	  1999                                               615         892
	  2000                                               615         857
	  2001                                               615         648
	  2002                                               154         633
	  Thereafter                                           0       2,085
							  --------------------
	  Total minimum lease payments                     2,614      $6,737
	  Amounts representing interest                     (952)     ======
							  ------
	  Present value of net minimum lease payments     $1,662
							  ======

Rental expense for all operating leases was $2,770,000, $2,685,000, and $2,691,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.  Pension Plans

The Company has various defined benefit retirement plans which cover substantially all employees. Benefits are based upon the number of years of service and the employee's compensation under varying formulas. The funding policy is generally to contribute at least the minimum amount that is acceptable under federal law for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As of December 31, 1997 the assets of the plan were invested principally in listed stocks, bonds, money market certificates and cash.

		Great Lakes Carbon Corporation and Subsidiaries

7.  Pension Plans (continued)

Pension expense for the plans included the following:

						 1997       1996       1995
					       -------------------------------
						       (In thousands)

	  Service cost                          $  501      $ 545     $ 481
	  Interest cost                            571        483       411
	  Actual return on assets               (1,595)      (889)     (905)
	  Net amortization and deferral          1,010        498       541
					       -------------------------------
						$  487      $ 637     $ 528
					       ===============================

The following table sets forth the plans' funded status and amounts recognized in the Company's balance sheets:

							     1997       1996
							  --------------------
							      (In thousands)
  Actuarial present value of benefit obligations:
    Vested benefit obligation                             $(6,781)    $(5,310)
							  ====================
    Accumulated benefit obligation                        $(7,146)    $(5,673)
							  ====================
    Projected benefit obligation                          $(8,538)    $(7,041)
  Plan assets, at fair value                                9,003       6,763
							  --------------------
  Projected benefit obligation less than
  (in excess of) plan assets                                  465        (278)
  Unrecognized net gain                                      (542)        (45)
  Prior service cost                                           80          (9)
							  --------------------
  Pension asset (liability) recognized
  in the balance sheet                                    $     3     $  (332)
							  ====================



The expected long-term rate of return on plan assets was 9% for 1997, 1996 and 1995. The weighted average discount rate and weighted average rate of increase in future compensation levels used were 7.5% and 5% for 1997, 8% and 5% for 1996, and 7.25% and 4.25% for 1995.

8.  Postretirement Obligations

The Company provides certain health care and life insurance benefits to all full time employees who satisfy certain eligibility requirements and reach retirement age while employed by the Company. The Company does not fund these benefits and accrues for the related cost generally over the employees' service period.

		Great Lakes Carbon Corporation and Subsidiaries

8.  Postretirement Obligations (continued)

Net periodic postretirement benefit cost includes the following components:

						 1997       1996       1995
					       ------------------------------
						       (In thousands)

     Service cost                                $204       $198       $196
     Interest cost                                223        184        175
     Amortization of transition obligation         68         68         68
					       ------------------------------
						 $495       $450       $439
					       ==============================

Postretirement benefit obligations at December 31, 1997 and 1996 were as follows:

							    1997       1996
							  --------------------
							      (In thousands)
Accumulated Postretirement Benefit Obligation ("APBO"):
    Retirees                                              $  (653)  $  (544)
    Active fully-eligible                                  (1,459)   (1,106)
    Other active                                           (1,265)   (1,145)
							  --------------------
  Total APBO                                               (3,377)   (2,795)
  Unrecognized net loss                                       267        50
  Unamortized transition obligation                         1,020     1,088
							  -------------------
  Accrued postretirement benefit liability                $(2,090)  $(1,657)
							  ====================

The health care cost trend used in determining the APBO was 6.31% grading down to 5.0% in three years. That assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed trend by 1% for all years would increase the APBO as of December 31, 1997 by $478,000 and the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $71,000.

Assumptions used to develop net periodic postretirement benefit cost and the actuarial present value of accumulated benefit obligations include the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 7.5% for 1997, 5% and 8% for 1996, and 5% and 7.25% for 1995.

		Great Lakes Carbon Corporation and Subsidiaries

9.  Other Income (Expense)

Other income (expense) consists of the following:

						 1997       1996       1995
					       -------------------------------
						       (In thousands)

	  Department of Energy refund           $ --       $  --     $2,390
	  Other                                  (49)       (772)      (279)
					       -------------------------------
						$(49)      $(772)    $2,111
					       ===============================
10.  Income Taxes

The Company was included in the consolidated federal income tax return of Horsehead through December 20, 1995. Income taxes have been provided in the Company's 1995 statement of operations as if the Company was a separate taxable entity.

Components of the Company's deferred tax liabilities and assets are as follows:

							     1997       1996
							  --------------------
							      (In thousands)
	  Deferred tax liabilities:
	    Book over tax depreciable basis                $4,460    $ 3,601
	    Other - net                                     2,315        605
							  --------------------
	  Total deferred tax liabilities                    6,775      4,206

	  Deferred tax assets:
	    Accrued liabilities                             1,571      1,333
	    Other - net                                       390        319
							  --------------------
	  Total deferred tax assets                         1,961      1,652
							  --------------------
	  Net deferred tax liability                       $4,814    $ 2,554
							  ====================

		Great Lakes Carbon Corporation and Subsidiaries

10.  Income Taxes (continued)

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

						 1997       1996       1995
					       -------------------------------
						       (In thousands)

  Tax expense at statutory rates applied
    to pretax earnings                         $12,143    $14,947    $7,508
  State income tax, net of federal tax effects   1,020      1,029       428
  Tax exempt earnings                             (938)      (480)     (371)
  Effects of foreign operations                    (91)      (657)       45
  Other                                            557        309        23
					       -------------------------------
					       $12,691    $15,148    $7,633
					       ===============================

Income taxes consist of the following:
						 1997       1996      1995
					       ------------------------------
						       (In thousands)
	  Current:
	    Federal                            $ 7,229   $ 9,252   $ 1,934
	    State                                1,481     1,465       240
	    Foreign                              2,852     3,969     1,278
					       ------------------------------
						11,562    14,686     3,452
	  Deferred:
	    Federal                              1,001       564     3,763
	    State                                   88       118       418
	    Foreign                                 40      (220)      --
					       ------------------------------
						 1,129       462     4,181
					       ------------------------------
	  Total                                $12,691   $15,148    $7,633
					       ==============================

Income taxes paid were approximately $12,485,000, $13,723,000 and $161,000 in 1997, 1996 and 1995, respectively.

U.S. income taxes have not been provided on the undistributed earnings of Copetro ($23,415,000 as of December 31, 1997) because such earnings are expected to be reinvested. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes, if any).

		Great Lakes Carbon Corporation and Subsidiaries

10.  Income Taxes (continued)

Income before income taxes attributable to domestic operations (which included results from export sales) was $25,723,000, $30,601,000 and $16,356,000 for the years ended December 31, 1997, 1996 and 1995, respectively, while income before income taxes attributable to foreign operations was $8,952,000, $12,106,000 and $5,095,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

11.  Operations by Geographic Area

The following is a summary of the Company's operations by geographic area:

						 1997       1996       1995
					       -------------------------------
						       (In thousands)
	  Net Sales
	    United States                      $189,730   $197,296   $146,819
	    Foreign                              42,181     45,448     31,809
					       -------------------------------
					       $231,911   $242,744   $178,628
					       ===============================

	  Operating income
	    United States                      $ 32,358   $ 38,266  $ 21,841
	    Foreign                               8,653     12,786     4,912
					       -------------------------------
					       $ 41,011   $ 51,052  $ 26,753
					       ===============================

	  Assets
	    United States                      $125,448   $114,864   $ 90,153
	    Foreign                              49,463     34,041     23,777
					       -------------------------------
					       $174,911   $148,905   $113,930
					       ===============================

Exports of U.S. produced products were approximately $104,826,000, $111,482,000 and $87,287,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Export sales as a percentage of United States net sales represented 22.9%, 23.0% and 25.6% to Western Europe in 1997, 1996 and 1995, respectively, and 18.9%, 18.8% and 11.1% to Africa in 1997, 1996 and 1995, respectively. The Company's foreign operations are conducted principally in South America.

12.  Litigation and Contingencies

The Company is a party to several proceedings which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.