Form 10-Q
period 1998-03-31
GREAT LAKES CARBON CORP
filed 1998-04-24
CIK 1002664

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                       		     Washington, D.C. 20549

                             				    Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended           MARCH 31, 1998

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

FORM 10-Q                                                   March 31, 1998

                              				CONTENTS
                                                         							   Page No.
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

	   Condensed Consolidated Balance Sheets -
	   March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . 1

	   Condensed Consolidated Statements of Operations -
	   Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . .2

	   Condensed Consolidated Statement of Stockholders'
	   Equity - Three Months Ended March 31, 1998. . . . . . . . . . . .3

	   Condensed Consolidated Statements of Cash Flows -
	   Three Months Ended March 31, 1998 and 1997. . . . . . . . . . . .4

	   Notes to Condensed Consolidated Financial Statements. . . . . . .5

  Item 2.  Management's Discussion and Analysis of
	   Financial Condition and Results of Operations . . . . . . . . . .6

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . .. .7

  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . .. .7

  Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . .. .7

  Item 4.  Submission of Matters to a Vote
	   of Security Holders . . . . . . . . . . . . . . . . . . . . . . .7

  Item 5.  Other Information . . . . . . . . . . . . . . . . . . .  .7

  Item 6.  Exhibits and Reports on Form 8-K. . . .  . . . . . . . . .7

                      		 GREAT LAKES CARBON CORPORATION

              		      CONDENSED CONSOLIDATED BALANCE SHEETS

                     			(In thousands, except share data)

                                          						March 31,      December 31,
                                          						  1998             1997
                                   					       ----------      -----------
                                   					       (Unaudited)      (Audited)
ASSETS
Current Assets
  Cash                                          $ 53,865        $  43,596
  Accounts receivable, net                        33,566           29,908
  Inventories                                     30,905           32,455
  Prepaid expenses and other current assets        5,127            4,349
						                                           -------          -------
       	Total Current Assets                     123,463          110,308


Property, Plant and Equipment - Net               61,852           59,165

Other Assets                                       5,204            5,438
                                          						 -------          -------
                                          						$190,519         $174,911
                                          						 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                              $ 16,890         $ 13,601
  Accrued expenses                                10,378           14,057
  Income taxes payable                             5,286            1,796
  Current portion of long-term debt                1,427            1,419
                                          						 -------          -------
       	Total Current Liabilities                 33,981           30,873

Long-Term Debt, Less Current Portion              87,010           82,595
Other Long-Term Liabilities                        4,208            4,190
Deferred Taxes                                     4,814            4,814

Stockholders' Equity
  Common stock, par value $0.01 per share;
  100,000 shares authorized and outstanding            1                1
  Additional paid-in capital                       5,509            5,509
  Retained earnings                               54,996           46,929
                                          						 -------           ------
                                          						  60,506           52,439
                                          						 -------          -------
                                          						$190,519         $174,911
                                          						 =======          =======

See notes to consolidated financial statements.

               		       GREAT LAKES CARBON CORPORATION

        	      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       			       (Unaudited)

                       			     (In thousands)


                                      				   		   Three Months Ended March 31,
                                                 							 1998         1997
                                          						       --------    --------
Net Sales                                              $62,070     $55,395
Cost of Goods Sold                                      45,683      42,236
		                                          				       --------    --------
       	Gross Profit                                    16,387      13,159

Selling, general and administrative expenses             2,684       4,385
                                          						       --------    --------
       	Operating Income                                13,703       8,774

Other income (expense):
  Interest, net                                         (1,157)     (1,867)
  Other, net                                               (72)        (67)
                                          						       --------    --------
                                                 							(1,229)     (1,934)

       	Income Before Income Taxes                      12,474       6,840

Provision for income taxes                               4,407       2,492
                                          						       --------    --------
       	Net Income                                     $ 8,067     $ 4,348
						                                                 ========    ========

See notes to consolidated financial statements.

               		       GREAT LAKES CARBON CORPORATION

       	  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'EQUITY

                           				(Unaudited)

                   			       (In thousands)

                            				  Additional                    Total
             		       Common       Paid-In      Retained     Stockholders'
             		        Stock       Capital      Earnings        Equity
		                   --------     ----------    ---------    -----------
Balance at
December 31, 1997       $1          $5,509       $46,929       $52,439
  Net income            --             --          8,067         8,067
  Dividends             --             --            --            --
               	     --------     ----------    ---------    -----------
Balance at
March 31, 1998          $1          $5,509       $54,996       $60,506
		                   ========     ==========    =========    ===========

See notes to consolidated financial statements.

                    			GREAT LAKES CARBON CORPORATION

             		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           				 (Unaudited)

                               (In thousands)

                                          					 Three Months Ended March 31,
                                           						     1998          1997
                                          						   ---------     ---------
Net Cash Provided (Used)By Operating Activities     $10,788       $(8,208)

Net Cash Used In Investing Activities                (4,942)       (3,651)

Financing Activities:
  Repayment of long-term debt                           (97)          (90)
  Additions to Long-term debt                         4,520           --
  Dividends                                             --           (375)
                                          						   ---------     ---------
Net Cash Provided (Used)
  By Financing Activities                             4,423          (465)

Increase (Decrease) In Cash                          10,269       (12,324)

Cash At Beginning Of Period                          43.596        24,097
                                          						   ---------     ---------
Cash At End Of Period                               $53,865       $11,773
				                                          		   =========     =========

See notes to consolidated financial statements.

                	      GREAT LAKES CARBON CORPORATION

         	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      			      MARCH 31,1998

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

Note 2:  Inventories

Inventories are as follows:

                     				       March 31,    December 31,
                            					  1998         1997
                             				   (In thousands)
                            					-------       -------
	   Raw materials                $20,524       $18,483
	   Finished goods                 4,327         7,821
	   Supplies and spare parts       6,054         6,151
                            					-------       -------
                            					$30,905       $32,455
                             				=======       =======

Note 3:  Accrued Expenses

Accrued expenses included interest payable of $1,923,000 and $3,467,000 at March 31, 1998 and December 31, 1997, respectively.

Note 4:  Subsequent Events

   On April 22, 1998, the Company issued a press release announcing that the Company had entered into an agreement with an affiliate of American Industrial Partners providing for the acquisition (by merger) of the Company by a company organized by American Industrial Partners. The foregoing is qualified in its entirety by reference to such press release, which was filed with the Company's report on Form 8-K on April 23, 1998.

              		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       	       Three Months Ended March 31, 1998 Compared to
              		     Three Months Ended March 31, 1997.

   The Company's net sales for the quarter ended March 31, 1998 increased 12.0% to $62.1 million from $55.4 million in the prior year's quarter. Net sales of anode grade CPC increased from $44.5 million to $52.5 million, primarily as a result of an increase in sales volume, which was partially offset by decreased selling prices. Net sales of industrial grade CPC decreased from $10.5 million to $9.1 million, primarily due to reduced sales volume (resulting primarily from the scheduling of greater anode grade CPC shipments in the current year quarter), which was partially offset by increased selling prices.
   Gross profit for the first quarter increased to $16.4 million from $13.2 million in the prior year's quarter. The increase in gross profit was due to the increase in sales discussed above which was only partially offset by an increase in cost of sales. The higher cost of sales was mainly the result of higher sales volume as the average cost per ton decreased due primarily to a decrease in raw material costs.
   Operating income for the quarter increased 56.2% to $13.7 million from $8.8 million in the prior year period. The improvement in operating income was due to the increase in gross profit discussed above coupled with a decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of decreased compensation and professional fee expenses.
   Income before income taxes increased 82.4% to $12.5 million from $6.8 million in the prior year period. The increase was attributable to the improved operating income discussed above and a $0.7 million decrease in net interest expense primarily due to increased interest income from larger cash balances in the current year quarter. As a result of the factors discussed above, net income for first quarter 1998 increased to $8.1 million from $4.3 million for the comparable period in 1997.

Liquidity and Capital Resources

   The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1998 will be $15 million and include amounts for a major expansion of the Company's La Plata, Argentina facility operated by its wholly-owned subsidiary, Copetro S. A. The Company expects to meet its liquidity needs through cash from operations, its revolving credit line and a credit facility arranged to finance the Copetro facility expansion.
   The revolving credit line referred to above provides for borrowings of up to $15.0 million, including a $10.0 million sub-limit for letters of credit, and is subject to borrowing base limitations. As of April 24, 1998, the Company had no borrowings and had outstanding letters of credit of $3.4 million under this credit line.

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

Item 6. Exhibits and Reports on Form 8-K

       	(a)  List of Exhibits:

       	     Not applicable.

       	(b)  Reports on Form 8-K

             The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 1998.

                      			      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            				 GREAT LAKES CARBON CORPORATION



Date:   April 24, 1998                /s/James D. McKenzie
       	--------------                James D. McKenzie
                            				      President and Chief Executive Officer



Date:   April 24, 1998                /s/Ronald J. Statile
       	--------------                Ronald J. Statile
                             			      Vice President and Treasurer