Form 10-K/A
period 1997-12-31
GREAT LAKES CARBON CORP
filed 1998-04-30
CIK 1002664

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

          Securities registered pursuant to Section 12(g) of the Act:
                                    None
                              (Title of Class)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                         GREAT LAKES CARBON CORPORATION

                Amendment to Annual Report on Form 10-K for the
                          Year Ended December 31, 1997


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

Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . 2

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management. . . . . . . . . . . . . . . . . . . . . . . . 3

Item 13.  Certain Relationships and Related Transactions. . . . . . . . 4

Item 10.  Directors and Executive Officers(1) of the Registrant


        Directors and Executive Officers


        The directors of the Company are as follows:

                Name                      Age           Position
                ----                      ---           --------

                William E. Flaherty        65           Chairman of the Board
                David O. Carpenter         60           Director
                David N. Judelson          69           Director
                Tinkham Veale II           83           Director


        All of the Company's directors and executive officers are elected annually and hold office until their respective successors are elected and qualified.
        Mr. Flaherty has served as Chairman of the Board of the Company since 1991. He has also been Chairman of the Board and Chief Executive Officer of Horsehead since 1989 and was President and Chief Executive Officer and a director of Horsehead from 1981 to 1989. Since 1986 he has been the Chairman of the Board of Horsehead Resource Development Company, Inc. ("HRD").
        Mr. Carpenter has been a director of the Company since 1991. He was President of the Company from 1991 to June 1995. He was President of Horsehead from 1989 to June 1995 and has been a director of Horsehead since 1981. He was also President and Chief Executive Officer of HRD from 1986 to 1990 and Vice Chairman of HRD from 1990 to June 1995 and has been a director of HRD since June 1995.
        Mr. Judelson has been a director of the Company since 1991. He was a founder of Gulf & Western Industries, Inc. (now a unit of Viacom International Inc.), a member of its Board of Directors from 1959 to 1983 and President and Chief Operating Officer from 1967 to 1983. Since 1983 he has been engaged in consulting and investments. He has also been a director of Horsehead since 1985 and Vice Chairman of Horsehead since 1989 and a director of HRD since 1986.
        Mr. Veale has been a director of the Company since 1991. He was the founder of Alco Standard Corporation and was Chairman of that company through 1986 when he became Chairman Emeritus. He was Chairman of the Board of Horse-head from 1981 to 1989, and has been Chairman Emeritus of Horsehead since 1989. He has also been a director of HRD since 1986.
        Mr. Flaherty has an employment agreement with the Company which expires in 2000 and provides for annual compensation of $360,000. He also received a bonus of $2,472,000 during 1997. Messrs. Carpenter, Judelson and Veale each have a consulting agreement with the Company which expires in 2000 and provides

-------------------------------------------------------------------------------
(1) Information regarding the executive officers of the Company was set forth in Item 1 of the Company's Report on Form 10-K filed March 2, 1998.

for an annual fee of $140,000. In connection with their consulting activities they were also paid $1,338,000, $1,272,000 and $918,000, respectively in consulting fee bonuses during 1997.


Item 11.  Executive Compensation

        The following table sets forth information concerning cash compensation paid by the Company for the years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company. The Company does not have any non-cash compensation or stock appreciation rights plans.

                                            Annual Compensation
                                            -------------------

                                                                   All Other
Name and Position         Year   Salary     Bonus    Other (1)  Compensation(2)
-----------------         ----   ------     -----    --------   --------------

James D. McKenzie         1997   250,008   300,000       --         $4,750
  President and Chief     1996   250,008   150,000       --            --
  Executive Officer       1995   210,000      --         --            --

A. Frank Baca             1997   157,500    37,440       --          4,725
  Senior Vice President,  1996   150,000    17,524     7,134           --
  Operations and          1995   120,936     8,686       320           --
  Administration

Robert C. Dickie          1997   130,002    29,952     4,883         3,900
  Vice President, Sales   1996   120,000    15,361    34,736           --
                          1995   106,008     7,893    25,263           --

Jams W. Betts             1997   112,500    26,208    33,817         3,375
  Vice President,         1996   105,000    13,910    67,000           --
  Raw Materials           1995    96,000     7,392     5,000           --

Patrick E. Valentine      1997    75,000       --        --          2,250
  Vice President,
  Commercial Development

-------------------------------------------------------------------------------
(1) The amounts shown in this column reflect the Company's payment of reloca-tion allowances.
(2) The amounts shown in this column reflect the Company's contribution to the named executive officer's 401(k) account.

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

        Executive compensation is comprised of (i) salary and (ii) participa-tion in a profit sharing plan. Salaries are generally determined by consideration of the following factors: (A) the need to attract and retain competent executives; and (B) salary levels of executives of comparable companies. The salary of the Chief Executive Officer is determined by the Board of Directors of the Company and generally reflects his unique skills, overall qualifications, past experience and prior performance.
        The Company's profit sharing plan provides for distributions based upon the Company's achievement of profitability targets established each year by the Company. The Chief Executive Officer does not participate in the profit sharing plan but may receive cash bonuses at the discretion of the Company's Board of Directors.

                              THE BOARD OF DIRECTORS
                              William E. Flaherty, Chairman
                              David O. Carpenter
                              David N. Judelson
                              Tinkham Veale II


Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 1997 relating to the beneficial ownership of the common stock of the Company by the directors and named executive officers of the Company, directors and officers of the Company as a group and each owner of more than 5% of the common stock of the Company.



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

Management/Corporate Services.

        In 1995, until the Spinoff Date, the Company paid a monthly asset utilization fee to Horsehead equal to 1% of the Company's net assets, adjusted for intercompany balances and tax assets and liabilities. A portion of the fee represented various management services provided to the Company by Horsehead. After the Spinoff Date, the Company is paying a fee to Horsehead in exchange for management, tax, financial, legal and other services performed for the Company, which for 1997 was $620,000. The Company also reimburses Horsehead in connection with its use of certain corporate facilities which amount was $816,000 for 1997.

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