Form 10-K
period 1998-12-31
GREAT LAKES CARBON CORP
filed 1999-03-31
CIK 1002664

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				   FORM 10-K
				 ANNUAL REPORT

		     Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998     Commission File Number 33-98522

			 GREAT LAKES CARBON CORPORATION
	     (Exact name of registrant as specified in its charter)

                  Delaware                          13-3637043
	 (State or other jurisdiction of         (I.R.S. Employer
	  incorporation or organization)          Identification Number)

          551 Fifth Avenue, New York, New York         10176
	 (Address of principal executive offices)     (Zip Code)

                                 (212) 370-5770
	       (Registrant's telephone number, including area code)

	   Securities registered pursuant to Section 12(b) of the Act:
				      None

	   Securities registered pursuant to Section 12(g) of the Act:
                  10 1/4% Senior Subordinated Notes due 2008
  				(Title of Class)

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

     As of March 19, 1999, the registrant had outstanding 1,000 shares of its Common Stock.

		      DOCUMENTS INCORPORATED BY REFERENCE
                                    None

			 GREAT LAKES CARBON CORPORATION

        Annual Report on Form 10-K for the Year Ended December 31, 1998

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

Item  8. Financial Statements and Supplementary Data . . . . . . . . . . . 11

Item  9. Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure. . . . . . . . . . . . . . 12

                                 PART III
Item 10. Directors and Executive Officers of the Registrant. . . . . . . . 12

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 14

Item 12. Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 13. Certain Relationships and Related Transactions. . . . . . . . . . 15

                                 PART IV
Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . 16

Index to Financial Statements . . . . . . . . . . . . . . . . . . . . . . F-1

PART I
Item 1.  Business

Introduction

	Great Lakes Carbon Corporation (the "Company" or "GLC") is the largest producer of calcined petroleum coke ("CPC") in the world. Anode grade CPC is the principal raw material used in the production of carbon anodes for use in aluminum smelting. Anode grade CPC sales represented 84% of the Company's total 1998 sales. The Company also sells industrial grade CPC for use in the production of titanium dioxide, as a carbon additive in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets. The Company produces CPC from raw petroleum coke, a by-product of petroleum refining, utilizing a high-temperature, rotary-kiln process developed by the Company in the 1930's.
        The Company operates rotary kilns having a total capacity of 1.6 million tons at plant sites in Port Arthur, Texas; Enid, Oklahoma; and through a wholly-owned subsidiary, Copetro S. A. ("Copetro"), at the port of La Plata, Argentina. In May of 1998 Copetro completed the construction of a 220,000 ton coke calcining unit at the port of La Plata plant site which doubled the existing capacity of the facility at a cost of $22 million dollars.
        On May 22, 1998, American Industrial Partners (AIP), a private invest-ment fund, acquired all of the issued and outstanding capital stock of the Company, through Great Lakes Acquisition Corp. ("GLAC") a corporation formed by AIP. The aggregate consideration paid by AIP, its affiliates and certain other individuals associated with AIP was approximately $375.2 million.
        In order to finance the acquisition, (i) AIP and affiliates of, and certain other individuals associated with, AIP contributed $65.0 million and $330,000, respectively to GLAC in exchange for common equity of GLAC (the "AIP Equity Contribution"), (ii) GLAC contributed $92.4 million (the sum of $65.3 million of the AIP Equity Contribution and the proceeds from the issuance and sale of GLAC Debentures) to the equity of the Company, (iii) the Company entered into a syndicated senior secured agreement pursuant to which term loans in an aggregate principal amount of $111.0 million were borrowed (the "Term Loans") and which also provides for additional borrowings of up to $25.0 million under a revolving loan facility (the "Revolving Credit Facility") which was not drawn upon, and (iv) the Company issued and sold $175.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2008 (the "Notes"). In connection with the acquisition, the Company redeemed all of its then outstanding 10% Senior Secured Notes due 2006 in an aggregate principal amount of $65.0 million plus a tender premium of $9.1 million (not including accrued interest) through a public tender offer consummated concurrently with the Acquistion.

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

	Worldwide demand for anode grade CPC is directly tied to the global production of primary aluminum. For the fourth year in a row, aluminum production increased primarily due to the expansion of existing smelting capacity, although the overall growth rate was lower than in recent years. As a result of the continued strong demand for CPC, the Company operated at effective capacity in 1998.

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

Raw Materials and Suppliers

	CPC is sold in a world market. However, calcining and transportation economics dictate that producers of CPC are most efficiently located near petroleum refining operations, which are the source of raw petroleum coke, the raw material used to produce CPC. Raw petroleum coke is a by-product of the oil refining process, constituting the solid fraction remaining after the refinery has essentially removed all of the liquid petroleum products from the crude oil. Many, but not all, oil refineries produce raw petroleum coke. Because a substantial portion of worldwide petroleum refining capacity is based domestically, the United States has a majority of worldwide CPC production capacity. Sales of raw petroleum coke do not constitute a material portion of oil refiners' revenues.
	CPC quality, which is extremely important to aluminum smelters, is highly dependent upon the quality of the raw petroleum coke utilized in the calcining process. The raw petroleum coke produced by different oil refineries covers a range of physical and chemical properties depending upon both the types of crude oils being refined and the specific process being employed by the refinery. Only a portion of the raw petroleum coke produced by the world's oil refineries is of suitable quality for producing anode grade or industrial grade CPC, with anode grade requirements being generally more stringent than industrial grade requirements. If the raw petroleum coke produced by a refinery is not of sufficient quality for calcining, it is typically sold for its fuel value at a substantially lower price.
      The Company purchases a range of raw petroleum cokes from a number of domestic and international oil refineries with the objective of blending these cokes to meet the specific quality requirements of its customers at the lowest raw material cost. Raw petroleum coke is typically purchased by the Company under contracts with a term of one or more years, although the Company does make some spot purchases. In 1998 the Company purchased approximately 47% of its raw petroleum coke requirements from three petroleum refiners.

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

Marketing

	The Company sells its CPC to end users through its direct sales staff and exclusive sales representatives. Substantially all sales are shipped directly to end users. GLC's domestic sales activity is handled by the Company's direct sales staff. Internationally, GLC's direct sales staff is supplemented by exclusive sales representatives.
	The Company typically sells anode grade CPC under contracts with terms of one or more years, although a small percentage is sold on a spot basis. CPC is shipped by the Company in bulk quantities to its customers via truck, rail, barge or ocean-going vessel. Industrial grade CPC is generally sold to customers under annual contracts or on a purchase order basis and is shipped in smaller quantities in bulk or packaged to meet customer requirements.
        In 1998 approximately one-third of the Company's net sales were to U.S.-based customers and approximately two-thirds were to customers in international markets. Approximately two-thirds of the Company's 1998 net sales were made to five customers with Alcoa and Billiton accounting for 29.6% and 15.4% of the Company's net sales, respectively.

Competition

	The Company is the largest producer of CPC in the world and competes with domestic and foreign calciners in a worldwide market with respect to both anode and industrial grade CPC sales. Marketing of CPC to both anode and industrial grade customers is based primarily on price and quality. Worldwide demand for anode grade CPC is tied directly to the global production of primary aluminum. Sales of industrial grade CPC are dependent on the particular demands of the titanium dioxide, steel and foundry, and certain chemical markets. GLC is one of five major domestic calciners of anode grade CPC.
Two calciners, GLC and Calciner Industries Inc., are independent. The other calciners are Atlantic Richfield Company, whose petroleum refining operations provide its raw material supply, Reynolds Metals Co., which uses some of its CPC for internal consumption, and Venture Coke Company ("Venco"), which is 50% owned by Conoco.

Employees

        As of December 31, 1998 the Company employed 259 persons. The Company is a party to collective bargaining agreements at two of its three facilities, covering approximately-one third of its employees. A collective bargaining agreement with the International Association of Machinists and Aerospace Workers covers hourly employees at the Enid, Oklahoma facility. Certain employees at the La Plata, Argentina facility of Copetro are covered by an annual labor contract which minimum terms are governed by Argentine government labor legislation. The Port Arthur plant is operated with a non-union workforce.

Patents, Trademarks

	None of the Company's business is dependent upon any patents or other intellectual property.

Environmental Matters
	The Company's facilities and operations are subject to various federal, state and local and foreign governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality. The Company believes that it possesses all of the permits required for the conduct of its operations and that it is currently in material compliance with all relevant environmental regulations. The Company spent approximately $3.5 million on capital expenditures related to pollution control facilities in 1998 and anticipates spending approximately $1.5 million in both 1999 and 2000. Approximately half of the environmental expenditures in 1998 were in conjunction with the facility expansion at Copetro.
	The Clean Air Act was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities may be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency and state environmental agencies over the next several years. At this time, the Company cannot estimate when new standards will be imposed or what control technologies or changes in processes the Company may be required to install or undertake. Based on information currently available to it, the Company believes that attaining compliance with such regulations will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.  Properties

	The Port Arthur facility has four kilns which have the capacity to produce 680,000 tons per year of CPC. Port Arthur is also the site of the Company's primary laboratory and testing facility. Port Arthur has substantial CPC storage capacity and the capability to receive and ship product by truck, rail, barge or ocean-going vessel. The 115-acre Port Arthur property is leased by the Company under a long-term lease, which was originally executed in the 1930's and the most recent renewal of which expires at the start of 2010. A waste heat recovery facility, owned by a third party, is located at the plant site under a sublease arrangement with the Company under which terms the Company receives revenue from the delivery of flue gas from its kilns to the facility.
	The Enid facility has three kilns which have the capacity to produce 490,000 tons per year of CPC. The Enid plant has the capability to receive and ship material by truck or rail and is located on 320 acres of property that is owned by the Company.
        The La Plata, Argentina facility operated by Copetro has two kilns with the capacity to produce 440,000 tons per year of CPC. The Copetro capacity was recently doubled when a second 220,000 ton kiln was built in 1998. In conjunction with the expansion the plant also improved its capability to produce industrial grade CPC. The plant is located on 30 acres of land at the port of La Plata. The plant has the capability to receive raw petroleum coke by rail or truck and to ship CPC by truck or ocean-going vessel.
	The Company's principal business office is located at 4 Greenspoint Plaza, Suite 2200, 16945 Northchase Drive, Houston, TX 77060 under a lease expiring in January, 2001.
        The Company's executive office is located in leased space at 551 Fifth Avenue, Suite 3600, New York, NY 10176.

Item 3.  Legal Proceedings

	The Company is a party to legal proceedings which are in various stages of resolution. Management, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

	No matters were submitted for vote of security holders of the Company during the three months ended December 31, 1998.


				       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

	(a) There is no established market in which the Company's Common Stock, par value $0.01 per share (the "Common Stock"), is publicly traded, because all of such Common Stock is privately held.
        (b) As of the date of this annual report, GLAC is the holder of all of the Company's common stock.
        (c) During 1998 no cash dividends were declared by the Board of Directors. Any future determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's debt instruments limit the conditions under which the Company may pay a cash dividend on its outstanding Common Stock.

Item 6.  Selected Financial Data

        The following table sets forth selected financial data of the Company from May 22, 1998 to December 31, 1998 and for the period then ended and of the predecessor company as of and for the years ended December 31, 1994, 1995, 1996 and 1997, and from January 1, 1998 to May 21, 1998 and for the period then ended. Adjusted EBITDA represents operating income before depreciation, amortization, HII fees and payments pursuant to employment and consulting agreements which were terminated upon consumation of the Acquisition and on-going AIP fees and expenses. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

                                                             Period    Period
                                                             Jan. 1    May 22
                                                               to        to
                             Year Ended December 31,         May 21    Dec. 31
                       1994      1995      1996      1997     1998      1998
                    --------- --------- --------- --------- --------- ---------
Statement of
  Operations Data:
------------------
Net sales           $130,797  $178,628  $242,744  $231,911  $ 90,849  $146,003
Gross Profit          20,914    36,440    66,373    59,521    23,681    39,255
Operating income      12,688    26,753    51,052    41,011    10,611    27,974
Other income
  (expense)          (12,633)   (5,302)   (8,345)   (6,336)   (2,248)  (19,505)

Income before
  income tax and
  extraordinary item      55    21,451    42,707    34,675     8,363     8,469

Income tax expense       189     7,633    15,148    12,691     2,839     5,714
Extraordinary loss,
  net of tax benefit       -         -         -         -     7,113         -
                    --------- --------- --------- --------- --------- ---------
Net income (loss)   $   (134) $ 13,818  $ 27,559  $ 21,984  $ (1,589) $  2,755
                    ========= ========= ========= ========= ========= =========

Adjusted EBITDA:
----------------
Operating income    $ 12,688  $ 26,753  $ 51,052  $ 41,011  $ 10,611  $ 27,974
Depreciation and
  amortization         7,898     8,411     9,295     9,955     3,443    12,013
HII fees & expenses    1,400     1,350     1,696     1,436     8,831        22
Payments pursuant
  to agreements
  terminated at
  Acquisition              -         -     4,520     6,780       318         -
AIP fees & expenses        -         -         -         -         -     1,185
                    --------- --------- --------- --------- --------- ---------
                    $ 21,986  $ 36,514  $ 66,563  $ 59,182  $ 23,203  $ 41,194
                    ========= ========= ========= ========= ========= =========

Balance sheet data
  (at period end):
------------------
Total assets        $105,390  $113,930  $148,905  $174,911  $182,342  $490,753
Total long-term
  debt                11,907    74,291    72,885    84,014    88,781   298,617

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is the world's largest producer CPC. The Company produces anode grade CPC, which is the principal raw material used in the production of carbon anodes used in primary aluminum production, and industrial grade CPC, which is used in a variety of specialty metals and materials applications. CPC is produced from raw petroleum coke ("RPC") utilizing a high temperature, rotary kiln process. RPC is a by-product of petroleum refining process and constitutes the largest single component of the Company's cost of goods sold. The Company's principal source of revenues and profits are sales of anode grade CPC to the aluminum industry. Historically, the Company's profitability has been primarily a function of its CPC sales volumes, CPC pricing and the cost of RPC.

Basis of Presentation

        The Company was acquired by GLAC on May 22, 1998. The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor. Unless otherwise indicated, 1998 historical results represent the combined operating results of the Predecessor from January 1, 1998 to May 21, 1998 and the Company from the date of the Acquisition through December 31, 1998.

        As further discussed in Note 1 to the Condensed Consolidated Financial Statements the Acquisition was accounted for as a purchase. Accordingly, the operating results for the periods subsequent to May 21, 1998 reflect the results of operations of the Company subsequent to the Acquisition and include the impact of adjustments required under the purchase method of accounting.

Results of Operations

Year Ended December 31, 1998 Versus Year Ended December 31, 1997

        The Company's net sales for the year ended December 31, 1998 increased 2.1% to $236.9 million from $231.9 million in 1997. Net sales of anode grade CPC increased 4.9% to $199.1 million while net sales of industrial grade CPC decreased 10.9% to $35.8 million.
        The increase in anode grade CPC net sales was primarily the result of an 8.6% increase in sales volume to 1,214,078 tons attributable primarily to the startup of a second kiln expansion at La Plata, Argentina and continued strong demand from aluminum smelters. This increase in sales volume was partially offset by a decline of 3.4% in average selling price. This reduction represents a price accommodation to the aluminum market in light of weak aluminum prices.
        The decrease in industrial grade CPC net sales was the result of a 16.1% decrease in sales volume to 251,286 tons which was partially offset by a 6.2% increase in selling price. The decrease in sales volume was primarily the result of the scheduling of greater anode grade CPC shipments in 1998.
        The Company's 1998 gross profit increased by 5.7% to $62.9 million from $59.5 million in 1997. The increase in gross profit was due to the increase in sales discussed above partially offset by an increase in cost of goods sold. The higher cost of goods sold was mainly the result of higher sales volume offset in part by a decrease in the average cost per ton primarily due to lower raw material costs. Additional depreciation related to the Acquisition in the period subsequent to May 21, 1998 amounted to $3.2 million and represented 210.5% of the total increase in cost of goods sold.
        Operating income decreased by 5.9% to $38.6 million from $41.0 million in 1997. The decline in operating income was due a 31.6% increase in selling, general and administrative expenses partially offset by the increase in gross profit discussed above. The increase in selling, general and administrative expenses was primarily the result of the payment of certain non-recurring fees and expenses under agreements that were terminated at the date of the

Acquisition, increased amortization expense related mainly to goodwill established when the Company was acquired and AIP management fee expense incurred subsequent to the Acquisition.
        Income before income tax and extraordinary item decreased 51.5% to $16.8 million in 1998 from $34.7 million in 1997. The decrease was primarily attributable to a $15.9 million increase in net interest expense and the decline in operating income discussed above. The increase in net interest expense is due mainly to the greater amount of debt incurred by the Company in order to finance the Acquisition.
        The Company's effective tax rate increased to 50.8% in 1998 from 36.6% in 1997 primarily as a result of the tax effects of income from foreign operations and non-deductible amortization of goodwill in the period subsequent to the Acquisition.
        An extraordinary loss on early extinguishment of debt of $7.1 million (net of income tax benefit of $4.0 million) was recognized during the period prior to the Acquisition. This loss relates to the premium and unamortized debt issuance costs associated with the tender offer for, and repurchase of, the 10% Senior Secured Notes in connection with the Acquisition. As a result of the factors discussed above, earnings decreased 94.7% to $1.2 million from $22.0 million in the 1997.
        Adjusted EBITDA increased by 8.8% to $64.4 million in 1998 from $59.2 million in 1997 for the reasons set forth above.

Year Ended December 31, 1997 Versus Year Ended December 31, 1996

	The Company's net sales for the year ended December 31, 1997 decreased 4.5% to $231.9 million from $242.7 million in 1996. Net sales of anode grade CPC decreased 4.8% to $189.9 million while net sales of industrial grade CPC increased 4.2% to $40.2 million.
        The decrease in anode grade CPC net sales was primarily the result of a 6.4% decline in the average selling price per ton in 1997 from 1996. This decline in average selling price was partially offset by an increase of 1.8% in sales volume in 1997 to 1,118,393 tons. The 1997 anode grade CPC price decline was largely the result of a price accomodation given the significant 71.5% increase in anode grade CPC selling prices from 1994 to 1996. Anode grade CPC prices began to increase in mid-1995 as aluminum smelters started to operate at higher production levels when the Memorandum of Understanding, a trade pact that limited aluminum production, terminated. The increased demand for anode grade CPC drove prices up dramatically through year-end 1996. Prices for anode grade CPC decreased slighty in 1997 as the market stabilized at the higher rates of primary aluminum production. The continuing growth in primary aluminum smelting through capacity expansions, restarts and capacity creep has maintained demand for CPC at high levels. As a result the anode grade CPC market remained firm.
        The increase in industrial grade CPC net sales was the result of an 8.3% increase in average selling price which was partially offset by a 3.8% decrease in sales volume. These changes were primarily the result of increased market prices across most product application and a slight decrease in titanium dioxide shipments.
        The Company's 1997 gross profit decreased 10.3% to $59.5 million from $66.4 million in 1996. The decrease in gross profit was due to the reduction in sales discussed above which was partially offset by the decrease in cost of goods sold. The lower cost of goods sold was primarily result of lower raw material costs.
        Operating income decreased 19.7% to $41.0 million in 1997 from $51.1 million in 1996. The decline in operating income was due to the decrease in gross profit discussed above and an increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily the result of increased compensation payments pursuent to employment and consulting agreements which were terminated upon consumation of the Acquisition Transactions.
        Income before income taxes decreased 18.8% to $34.7 million in 1997 from $42.7 million in 1996. The reduction was attributable to the reduced operating income discussed above, partially offset by a $2.0 million decrease in other expense. This decrease was primarily a result of greater interest income from greater cash balances in 1997. As a result of the factors discussed above, net income for 1997 decreased 20.2% to $22.0 million from $27.6 million in 1996.
        Adjusted EBITDA decreased by 11.1% to $59.2 million in 1997 from $66.6 million in 1997 for the reasons set forth above.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. During 1997 and 1998 the Company undertook a second kiln expansion at the Company's LaPlata, Argentina ficility.
        Net cash flow provided by operating activities was $23.4 million, $31.3 million and $27.7 million in 1998, 1997 and 1996, respectively. The decrease in operating cash flow from 1997 to 1998 was primarily due to the lower results discussed above, partially offset by a decrease in working capital requirements. The improvement in the Company's operating cash flow in 1997 over 1996 was mainly a result of lower working capital requirements, offset in part by lower net income.
        Capital expenditures were $17.0 million, $21.4 million and $6.4 million for 1998, 1997 and 1996, respectively. The $4.4 million decrease in capital expenditures in 1998 as compared to 1997 related mainly to the wind-down of the expansion of the Argentine facility. Of the increase in capital expenditures in 1997, $13.4 million and $1.0 million were attributable to the Argentine expansion and the errection of a new ship loader at Port Arthur, respectively.
        The expansion of the Argentine facility was completed during the second quarter of 1998. The Company financed the expansion through a local Argentine line of credit that had a maximum availability of $20.0 million, of which a total of $15.9 million ($4.0 million in 1998) was ultimately borrowed.
        Investing activities for the period subsequent to the Acquisition also includes $278.0 million representing the consideration paid to the former stockholders (net of cash used) on the date the Company was acquired on May 22, 1998.
        Financing activities refect the receipt by the Company of the proceeds of $175.0 million from the sale of the Notes, borrowings of $111.0 million in Terms Loans and a cash contribution from GLAC of $92.4 million (including $27.1 million of net proceeds from the sale by GLAC of $30.1 million of Debentures) that were used by the Company to fund the stock purchase and related transaction costs of approximately $23 million (of which approximately $21 million were capitalzed as deferred financing costs). As a condition to the transaction, the Company also repurchased all of its then outstanding 10%
Senior Secured Notes in an aggregate principal amount of $65.0 million plus a tender premium of $9.1 million (not including accrued interest) through a public tender offer consummated concurrently with the Acquistion. In addition, the Company repaid $13.9 million of long-term debt, including a $12.0 million prepayment of the Term Loans, in the period subsequent to the Acquisition.
        The Notes are unsecured general obligations of the Company and, although not currently guaranteed, will require essentally all future domestic subsidiaries of the Company, if any, to be guarantors of the debt. Interest on the Notes is payble semiannually each year on May 15 and November 15. The
Notes will mature on May 15, 2008 and are subject to early redemption as set forth under the terms of the indenture. For interest payments due through May 15, 2003, the Company may, at its option, make up to four semiannual payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%.
        The Company is a party to a credit agreement that includes Term Loans comprised of three single tranche loans in an origianl amount of $50.0 million, $31.0 million and $30.0 million maturing on May 31, 2004, 2005 and 2006, respectively, and a Revolving Credit Facility in effect until May 31, 2003 which provides for borrowings of up to $25.0 million (with a $7.5 million sublimit for letters of credit). The credit agreement is secured by substantially all the assets of the Company and requires that the Company satisfy certain financial ratios. At March 19, 1999 there were no borrowings under the Revolving Credit Facility and approximately $3.3 million of letters of credit were outstanding.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and the Revolving Credit Facility.

Year 2000

        The Year 2000 ("Y2K") issue is the result of date-sensitive devices, systems and computer programs that were developed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.
        The Company has completed its Y2K compliance assessment and expects to complete any required remediation efforts in order to be Y2K compliant by the second quarter of 1999. Costs for Y2K efforts are not being accumulated separately. The Company believes that the costs to the Company for historical and future remediation of Y2K issues will not have a material adverse effect on the Company.
        The Company, like most companies, will also be subject to Y2K risk from its reliance on third parties for a wide variety of goods and servies, such as raw materials and electricity. The extent to which such reliance could have a material adverse effect on the Company is indiscernible.
        Based on preliminary communications with customers and suppliers to determine the extent of their Y2K efforts the Company believes its exposure to Y2K risk from material third party relationships is not material. The Company believes that appropriate actions have been taken to minimize the risk to its operations and financial condition.
        Contingency plans that address a reasonably likely worst case scenario are currently being developed. These plans will address the key systems and third parties that present potential significant risk. The plans will analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans will also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized in the second quarter of 1999.

Item 8.  Financial Statements and Supplementary Data

	The following consolidated financial statements of the Company and its subsidiaries, together with the report of independent auditors thereon, are filed as part of this report:

Consolidated Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 1997 (predecessor) and December 31, 1998 (Company)

Consolidated Statements of Operations for the years ended December 31, 1996 and 1997, the period January 1, 1998 to May 21, 1998 (predecessor) and the period May 22, 1998 to December 31, 1998 (Company)

Consolidated Statements of Stockholder's Equity for the years ended December 31, 1996 and 1997, the period January 1, 1998 to May 21, 1998 (predecessor) and the period May 22, 1998 to December 31, 1998 (Company)

Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1997, the period January 1, 1998 to May 21, 1998 (predecessor) and the period May 22, 1998 to December 31, 1998 (Company)

Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	 None.

				      PART III

Item 10.  Directors and Executive Officers of the Registrant

        The following table sets forth the name, age as of March 19, 1999 and position of the persons serving as directors or executive officers of the
Company:

------------------------------------------------------------------------------
Name                Age                      Position
-----------------   ---    ---------------------------------------------------

James D. McKenzie    54    President and Chief Executive Officer, Director

A. Frank Baca        55    Senior Vice President, Operations and Administration

Robert C. Dickie     50    Vice President, Sales

James W. Betts       61    Vice President, Raw Materials

Theodore C. Rogers   64    Non-Executive Chairman of the Board, Director

Richard W. Bingham   63    Director

Kim A. Marvin        37    Director

Alfred E. Barry      43    Director


        Each of the Company's directors and executive officers are elected annually and holds office until his or her successor is elected and qualified.

        Mr. McKenzie has served as President and Chief Executive Officer of the Company since June 1995. He served as Executive Vice President of the Company and President of the Calcined Petroleum Coke business of the Company and its predecessor company ("Old GLC") from 1989 to June 1995. From 1971 to 1989, he held a number of positions with Old GLC, including Vice President, General Counsel.

        Mr. Baca has been Senior Vice President, Operations and Administration of the Company since September 1995 and was Vice President, Operations 1991 to August 1995. Since joining Old GLC in 1967, he has held a number of operating positions, including Plant Manager of the Port Arthur, Texas calcining facility.

        Mr. Dickie has been Vice President, Sales of the Company since September 1995 and was Director of Sales from 1992 to August 1995. He held the position of Plant Manager of Enid, Oklahoma calcining facility for Old GLC from 1989 to 1992. Prior to joining Old GLC in 1989, he spent 15 years with Alumax, holding various positions in aluminum smelting operations.

        Mr. Betts has been Vice President, Raw Materials of the Company and Old GLC since 1986. Since joining Old GLC in 1968, he has held a number of poitions in sales and raw materials procurement. Since 1992, he has been a director of Zoltek Companies, Inc.

        Mr. Rogers has served as the Non-Executive Chairman of the Board and Director of the Company since May 1998. He is the Chairman of the Board, a Director and the Sectretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Rogers is also a director of Bucyrus International, Inc., Derby International, Easco Corporation, RBX Corporation, Stanadyne Automotive Corp., Steel Heddle Group, Inc., Sunshine Materials, Inc. and Sweetheart Holdings, Inc.

        Mr. Bingham has served as Director of the Company since May 1998. He is a Director, the President, the Treasurer and the Assistant Sectretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Bingham is also a director of Bucyrus International, Inc., Dearfield Associates, RBX Corporation, Stanadyne Automotive Corp., SF Holdings Inc. and Sweetheart Holdings, Inc.

        Mr. Marvin has served as Director of the Company since May 1998. He joined the San Francisco office of American Indurtrial Partners as a Principal in 1997. From 1994 to 1997, he was an associate in the Mergers & Acquisitions Department of Goldman Sachs & Co. Mr. Marvin is also a director of Easco Corporation and Bucyrus International, Inc.

        Mr. Barry has served as Director of the Company since February 1999.
He joined the New York office of American Industrial Partners as a Principal in 1996. From 1991 to 1996, Mr. Barry was a Senior Manager in the manufacturing practice at Deloitte and Touche Consulting Group.

        Directors do not receive compensation for their services as directors.

Item 11.  Executive Compensation

        The following table sets forth information concerning cash compensation paid by the Company for the years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer and each of the three other most highly compensated executive officers of the Company. The Company does not have any non-cash compensation or stock appreciation rights plans.

                                            Annual Compensation
                                            -------------------
                                                                   All Other
Name and Position         Year   Salary     Bonus    Other (1)  Compensation(2)
------------------------  ----  --------  --------   --------   --------------

James D. McKenzie         1998  $279,170  $300,000   $   --         $5,000
  President and Chief     1997   250,008   300,000       --          4,750
  Executive Officer       1996   250,008   150,000       --            --

A. Frank Baca             1998   165,000    85,050       --          4,950
  Senior Vice President,  1997   157,500    37,440       --          4,725
  Operations and          1996   150,000    17,524     7,134           --
  Administration

Robert C. Dickie          1998   140,004    70,201       --          4,200
  Vice President, Sales   1997   130,002    29,952     4,883         3,900
                          1996   120,000    15,361    34,736           --

James W. Betts            1998   120,000    60,750       --          3,600
  Vice President,         1997   112,500    26,208    33,817         3,375
  Raw Materials           1996   105,000    13,910    67,000           --

-------------------------------------------------------------------------------
(1) The amounts shown in this column reflect the Company's payment of reloca-tion allowances.
(2) The amounts shown in this column reflect the Company's contribution to the named executive officer's 401(k) account.
-------------------------------------------------------------------------------

        The Company's practice has been to maintain a profit-sharing plan which is established annually. Under the present plan, each eligible employee receives profit-sharing distributions determined as a percentage of base salary based on the Company's achievement of profitability targets established each year by the Board of Directors.

        The Company currently sponsors two Savings Plans for employees; one for salaried employees and the other for hourly employees covered by the collective bargaining agreement at the Enid, Oklahoma plant. Each of the Savings Plans is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") and provides that employees may make contributions to an account in the employee's name of up to 15% of base wages. The Company makes contributions to each such employee account of up to 50% of the employee's contributions, subject to a cap of 3% of said employee's salary.

        The Company currently maintains three defined benefit retirement plans. for the benefit of its employees; one plan is for hourly employees covered by the collective bargaining agreement at the Enid, Oklahoma plant, one is for salaried employees (the "Salaried Plan") and one is a non-qualified supplemental plan for the benefit of key executives (the "SERP"). Each of the plans provides eligible employees with certain benefits at retirement based upon the participant's years of service and, in the case of the Salaried Plan and the SERP, such employee's average salary, which for purposes of the foregoing is equal to the average of the highest salary earned in three out of the previous ten years or the average of all years of service, if less than three.

        The following table shows the estimated annual straight-life annuity benefit payable under the Salaried Plan and the SERP to the executives who parcipate in such plans, with the specified remuneration and specified years of service upon retirement at age 65, after giving effect to adjustments for Social Security benefits, assuming they continue to be actively employed by the Company until age 65. Mr. McKenzie is, at present, the only participant in the SERP and the benefit payable to him upon retirement at age 65 is determined based upon his full salary and years of service. The benefit payable upon retirement at age 65 to each of the other named executive officers is determined based upon each such executives's salary (subject to the limitations imposed by Section 401(a)(17) of the Code, currently $160,000), and years of service.

                                     Years of
                                      Service         Annual
        Name                         at Age 65        Benefit
        ------------------------     ---------       --------
        James D. McKenzie                38          $163,940
        A. Frank Baca                    41            90,142
        Robert C. Dickie                 24            53,808
        James W. Betts                   34            65,468
        -----------------------------------------------------

        The compensation of participants used to calculate the retirement benefit consists soley of annual base salary.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 1998 relating to the beneficial ownership of the common stock of the Company by the directors and named executive officers of the Company, directors and officers of the Company as a group and each owner of more than 5% of the common stock of the Company.

                                                      Number of
       Name                                            Shares      Percent
--------------------------------------------------    ---------    -------

GLAC                                                     1,000       100%
American Industrial Partners Capital Fund II, L.P.       1,000       100%
Theodore C. Rogers (1)                                   1,000       100%
W. Richard Bingham (1)                                   1,000       100%
All directors and officers as a group (8 persons)        1,000       100%

------------------------
(1) Messrs. Rogers and Bingham share investment and voting power with respect to the securities owned by AIP, which owns 99.5% of the outstanding shares of GLAC which ownes all of the outstanding shares of the Company Common Stock, but each disclaims beneficial ownership of any shares of Company Common Stock.

Item 13.  Certain Relationships and Related Transactions

Financial and Management Services

        At the close of the Acquisition transactions, AIP was paid a fee of $5.0 million and reimbursed for out-of-pocket expenses in connection with the negotiation of the Acquisition transactions and for providing certain investment banking services to the Company, including the arrangement and negotiation of the Notes, the credit agreement and the GLAC Debentures, and for other financial advisory and management consulting services.

        AIP provides substatial on-going financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP receives an annual fee of $1.9 million for providing general management, financial and other corporate advisory services to the Company, payable semiannually 45 days after the scheduled interest payament date of the Notes (and the Debentures when these begin paying cash interest in November
2003), and is reimbursed for out-of-pocket expenses incurred on behalf of the Company. The fees are paid to AIP pursuant to a management services agreement among AIP and the Company and are subordinated in right of payment to the Notes (and the Debentures when these begin paying cash interest in November 2003).


				       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

Index to Financial Statements...............................................F-1

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets -
December 31, 1997 (predecessor) and December 31, 1998 (Company).............F-3

Consolidated Statements of Operations -
For the years ended December 31, 1996 and 1997, the period
January 1, 1998 to May 21, 1998 (predecessor) and the period
May 22, 1998 to December 31, 1998 (Company). .  . . . . . . . . . . . .. . .F-5

Consolidated Statements of Stockholder's Equity -
For the years ended December 31, 1996 and 1997, the period
January 1, 1998 to May 21, 1998 (predecessor) and the period
May 22, 1998 to December 31, 1998 (Company). .  . . . . . . . . . . . .. . .F-6

Consolidated Statements of Cash Flows -
For the years ended December 31, 1996 and 1997, the period
January 1, 1998 to May 21, 1998 (predecessor) and the period
May 22, 1998 to December 31, 1998 (Company). .  . . . . . . . . . . . .. . .F-7

Notes to the Consolidated Financial Statements..............................F-8

(a)(2)  List of Financial Statement Schedules:
        None

	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

(a)(3)  List of Exhibits:

	Exhibit

	Number  Description

          *3.1 Certificate of Incorporation of the Company, as amended to date.
          *3.2  By-Laws of the Company, as amended to date.
          *4.1 Indenture, dated as of May 22, 1998, among the Company, the Subsidiary Guarantors (as defined therein) and State Street Bank and Trust Company of California, N.A. (formerly First Trust National Association), as Trustee, relating to the 10 1/4% Series B Senior Subordinated Notes due 2008 of the Company (the "New Notes") and the 10 1/4% Series A Senior Subordinated Notes due 2008 of the Company (the "Old Notes").
          *4.2  Form of New Note (included in Exhibit 4.1).

          *4.3 Registration Rights Agreement, dated as of May 22, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and BancAmerica Robertson Stephens.
         *10.1 Credit Agreement among the Company, GLAC, various banks, Bank of America NT&SA as co-agent, DLJ Capital Funding, Inc. as Documentation Agent and Bankers Trust Company, as Syndication
                Agent and as Administrative Agent dated as of May 22, 1998.
          10.2  Lease Agreement between the Company and Rice-Carden Corporation
                (as successor to Kansas City Southern Industries, Inc.), as amended (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1
                (File No. 33-98522)).
         *10.3 Calcined Coke Supply Agreement between the Company and Aluminum Company of America.
         *10.4  Green Anode Coke Sales Agreement between the Company and
                Conoco Inc.
          10.5 Petroleum Coke Sales Agreement between Copetro S.A. and Y.P.F. S.A. (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1
                (File No. 33-98522)).
         *10.6 Amendment No. 1 to the Petroleum Coke Sales Agreement between Copetro S.A. and YPF S.A.
         *10.7  Coke Supply Agreement between the Company and Exxon Company,
                U.S.A.
         *21.1  Subsidiaries of the Company.
          24.1  Power of Attorney (included in signature page).
          27.1  Financial Data Schedule.

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-59545).

(b)     Reports on Form 8-K
	None
       18 / F-1
			   Great Lakes Carbon Corporation
				  and Subsidiaries

                         Consolidated Financial Statements

                       Years ended December 31, 1997 and 1998




                                     Contents

Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets -
December 31, December 31, 1997 (predecessor) and 1998 (Company).............F-3

Consolidated Statements of Operations -
For the years ended December 31, 1996 and 1997, the period
January 1, 1998 to May 21, 1998 (predecessor) and the period
May 22, 1998 to December 31, 1998 (Company). .  . . . . . . . . . . . .. . .F-5

Consolidated Statements of Stockholder's Equity -
For the years ended December 31, 1996 and 1997, the period
January 1, 1998 to May 21, 1998 (predecessor) and the period
May 22, 1998 to December 31, 1998 (Company). .  . . . . . . . . . . . .. . .F-6

Consolidated Statements of Cash Flows -
For the years ended December 31, 1996 and 1997, the period
January 1, 1998 to May 21, 1998 (predecessor) and the period
May 22, 1998 to December 31, 1998 (Company). .  . . . . . . . . . . . .. . .F-7

Notes to the Consolidated Financial Statements..............................F-8
       19 / F-2


			     Report of Independent Auditors



The Board of Directors
Great Lakes Carbon Corporation


We have audited the accompanying consolidated balance sheet of Great Lakes Carbon Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period May 22, 1998 to December 31, 1998. We have also audited the consolidated balance sheet as of December 31, 1997 and the related statements of operations, stockholder's equity and cash flows of the predecessor company for the years ended December 31, 1996 and 1997 and the period January 1, 1998 to May 21, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Carbon Corporation and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for the period May 22, 1998 to December 31, 1998, and the consolidated financial position of the predecessor company at December 31, 1997 and the consolidated results of its operations and its cash flows for the years ended December 31, 1996 and 1997 and the period January 1, 1998 to May 21, 1998 in conformity with generally accepted accounting principles.


							ERNST & YOUNG LLP

New York, NY
February 5, 1999

       20 / F-3

			   Great Lakes Carbon Corporation
				  and Subsidiaries

			     Consolidated Balance Sheets
                                            PREDECESSOR
                                              COMPANY             COMPANY
                                                      December 31,
                                                1997                1998
                                            -----------         ------------
                                            (In thousands, except share data)
ASSETS
Current Assets
 Cash                                        $ 43,596            $ 10,403
 Accounts receivable, net of allowance
   for doubtful accounts of $600 in
   1997 and 1998                               29,908              18,961
 Inventories                                   32,455              37,702
 Incomes taxes receivable                           -               1,274
 Prepaid expenses and other current assets      4,349               9,456
                                             --------            --------
        Total Current Assets                  110,308              77,796

Property, Plant and Equipment-Net              59,165             214,101

Goodwill                                          -               176,220
Capitalized financing costs                     2,111              17,454
Other Assets                                    3,327               5,182
                                             --------            --------
                                             $174,911            $490,753
                                             ========            ========

See accompanying notes.

       21 / F-4

			   Great Lakes Carbon Corporation
				  and Subsidiaries

			     Consolidated Balance Sheets
                                            PREDECESSOR
                                              COMPANY             COMPANY
                                                      December 31,
                                                1997                1998
                                            -----------         ------------
                                            (In thousands, except share data)
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                            $ 13,601            $ 18,897
 Accrued expenses                              14,057              13,285
 Income taxes payable                           1,796                   -
 Current portion of long-term debt              1,419              10,009
                                             --------            --------
        Total Current Liabilities              30,873              42,191

Long-Term Debt, Less Current Portion           82,595             288,608
Other Long-Term Liabilities                     4,190               4,876
Deferred Taxes                                  4,814              59,164
Due to parent                                       -                 779

Stockholder's Equity
 Common stock, par value $0.01 per share;
  100,000 and 1,000 shares authorized
  and outstanding on 12/31/97
  and 12/31/98, respectively                        1                   -
 Additional paid-in capital                     5,509              92,380
 Retained earnings                             46,929               2,755
                                             --------            --------
Total stockholder's equity                     52,439              95,135

Total liabilities and stockholder's equity   $174,911            $490,753
                                             ========            ========

See accompanying notes.

       22 / F-5

			   Great Lakes Carbon Corporation
				  and Subsidiaries

                        Consolidated Statements of Operations
                                         PREDECESSOR COMPANY          COMPANY
                                   --------------------------------- ---------
                                                           Period     Period
                                                          January 1   May 22
                                                             to         to
                                   Year ended December 31  May 21   December 31
                                      1996       1997       1998       1998
                                   ---------- ----------- --------- -----------
                                                   (In thousands)
Net Sales                          $ 242,744   $ 231,911  $ 90,849   $ 146,003
Cost of Goods Sold                   176,371     172,390    67,168     106,748
                                   ---------- ----------- --------- -----------
           Gross Profit               66,373      59,521    23,681      39,255

Selling, general and administrative
 expenses                             15,321      18,510    13,070      11,281
                                   ---------- ----------- --------- -----------
           Operating Income           51,052      41,011    10,611      27,974

Other income (expense):
 Interest, net                        (7,573)     (6,287)   (1,776)    (20,407)
 Other, net                             (772)        (49)     (472)        902
                                   ---------- ----------- --------- -----------
                                      (8,345)     (6,336)   (2,248)    (19,505)
        Income Before Income Taxes
            and Extraordinary Item    42,707      34,675     8,363       8,469

Income taxes                          15,148      12,691     2,839       5,714
                                   ---------- ----------- --------- -----------
Income before extraordinary item      27,559      21,984     5,524       2,755

Extraordinary loss on early
  extinguishment of debt, net
  of tax benefit of $4,001                 -           -     7,113           -
                                   ---------- ----------- --------- -----------
           Net income (loss)       $  27,559  $   21,984  $ (1,589)  $   2,755
                                   ========== =========== ========= ===========

See accompanying notes.

       23 / F-6

			   Great Lakes Carbon Corporation
				  and Subsidiaries

                   Consolidated Statements of Stockholder's Equity
                                             Additional               Total
                                  Common      Paid-in   Retained  Stockholder's
                                  Stock       Capital   Earnings     Equity
                                ----------  ----------  ----------  ----------
						 (In thousands)
Capital contribution
  at May 22, 1998               $       -   $  92,380   $       -   $  92,380

Net income for period May 22,
1998 through December 31, 1998          -                   2,755       2,755
                                ----------  ----------  ----------  ----------
Balance at December 31, 1998    $       -   $  92,380   $   2,755   $  95,135
                                ==========  ==========  ==========  ==========

Predecessor Company

Balance at January 1, 1996      $       1   $   5,509   $     386   $   5,896

Net income                              -           -      27,559      27,559
Dividends                               -           -      (1,500)     (1,500)
                                ----------  ----------  ----------  ----------
Balance at December 31, 1996            1       5,509      26,445      31,955

Net income                              -           -      21,984      21,984
Dividends                               -           -      (1,500)     (1,500)
                                ----------  ----------  ----------  ----------
Balance at December 31, 1997            1       5,509      46,929      52,439

Net loss through May 21, 1998           -           -      (1,589)     (1,589)
                                ----------  ----------  ----------  ----------
Predecessor balance at
May 21, 1998                    $       1   $   5,509   $  45,340   $  50,850
                                ==========  ==========  ==========  ==========

See accompanying notes.

       24 / F-7

			   Great Lakes Carbon Corporation
				  and Subsidiaries

			Consolidated Statements of Cash Flows
                                          PREDECESSOR COMPANY         COMPANY
                                   --------------------------------- ---------
                                                           Period     Period
                                                          January 1   May 22
                                                             to         to
                                   Year ended December 31  May 21   December 31
                                      1996       1997       1998       1998
                                   ---------- ----------- --------- -----------
                                                   (In thousands)
Operating activities
Net income (loss)                  $  27,559   $  21,984  $ (1,589)  $   2,755
 Adjustments to reconcile net
 income (loss) to net cash
 provided by operating
 activities:
  Depreciation and amortization        9,551      10,220     3,546      13,428
  Deferred taxes                         462       2,260         -         546
  Changes in operating assets
  and liabilities:
   Accounts receivables               (6,851)       (974)    6,886       4,061
   Inventories                       (13,701)      7,417    (1,938)     (3,309)
   Other current assets                  306      (1,391)   (1,193)     (3,914)
   Income taxes payable                  743      (2,044)   (4,765)      1,695
   Accounts payable and
    accrued expenses                   8,158      (6,156)    9,164      (4,640)
   Other, net                          1,495         (55)    2,627          59
                                   ---------- ----------- --------- -----------
Net cash provided (used) by
 operating activities                 27,722      31,261    12,738      10,681

Investing activities
 Capital expenditures                 (6,371)    (21,391)   (9,058)     (7,910)
 Acquisition of Great Lakes Carbon
  Corporation-net of cash acquired         -           -         -    (278,039)
                                   ---------- ----------- --------- -----------
Net cash used by
 investing activities                 (6,371)    (21,391)   (9,058)   (285,949)

Financing Activities
 Repayment of long-term debt          (1,406)     (1,389)     (161)    (78,946)
 Additions to long-term debt               -      12,518     4,928     288,782
 Due to/(from) parent                      -           -         -         779
 Deferred financing costs                  -           -         -     (21,100)
 Capital contribution                      -           -         -      92,380
 Dividends                            (1,500)     (1,500)        -           -
                                   ---------- ----------- --------- -----------
Net cash provided (used) by
 financing activities                 (2,906)      9,629     4,767     281,895

Increase (decrease) in cash           18,445      19,499     8,447       6,627

Cash at beginning of period            5,652      24,097    43,596       3,776
                                   ---------- ----------- --------- -----------
Cash at end of period               $ 24,097   $  43,596  $ 52,043   $  10,403
                                   ========== =========== ========= ===========

See accompanying notes.

       25 / F-8
		Great Lakes Carbon Corporation and Subsidiaries

		   Notes to Consolidated Financial Statements

                              December 31, 1998


1.  Significant Accounting Policies

Organization

Great Lakes Carbon Corporation (the Company) is a producer of calcined petroleum coke ("CPC") principally for customers in the aluminum industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

On May 22, 1998, the Company was acquired by Great Lakes Acquisition Corp. ("GLAC"), a substantially wholly owned subsidiary of American Industrial Capital Fund II, L.P. ("AIP"), whereby GLAC acquired all of the Company's outstanding common stock in a transaction accounted for as a purchase (the "Acquistion"). The Acquisition and related transaction costs were funded by a cash contribution from GLAC of $92,380,000 (including $27,050,072 from the sale by GLAC of 13 1/8% Senior Discount Debentures), and proceeds of $175,000,000 from the sale by the Company of 10 1/4% Senior Subordinated Notes and $111,000,000 pursuant to a new credit facility entered into by the Company. In addition, as a condition to the transaction, the Company repurchased its then outstanding 10% Senior Secured Notes, through a public tender offer for total consideration of $74,106,500 (excluding accrued interest). Net shareholder's equity upon consumation of the above transactions was $92,380,000, and based upon estimates of fair value of assets acquired and liabilities assumed, goodwill of approximately $179,000,000 was established.

Basis of Presentation

The accompanying financial statements as of December 31, 1998 and for the period from May 22, 1998 to December 31, 1998 reflect the results of operations of the Company subsequent to the Acquisition and include adjustments required under the purchase method of accounting. The principal amount related to the 13 1/8% Senior Discount Debentures sold by GLAC has not been reflected in the Company's financial statements as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures. The accompanying predecessor financial statements for periods prior to the date of Acquisition are presented under the predecessor Company's historical basis of accounting and do not reflect any adjustments that would be required as a result of the Acquisition by GLAC.

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

Inventories

Inventories are stated at the lower of cost (principally average cost method) or market.
       26 / F-9
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


1.  Significant Accounting Policies (continued)

Property, Plant and Equipment

Property, plant and equipment are stated on the basis of cost. Enhancements are capitalized and depreciated over the period benefited. The provision for depreciation is determined by the straight-line method over the estimated useful lives of the related assets.

Derivative Investments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities." The Company is required to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivaties on the balance sheet at fair value. The Company does not believe the adoption of Statement No. 133 will have a significant effect on its results of operations or financial position.

Significant Customers

The Company had two customers which represented 22.0% and 15.3% of net sales in 1996, 23.7% and 15.5% of net sales in 1997 and 33.3% and 17.3% of net sales in the period from January 1, 1998 to May 21, 1998. The Company had three customers which represented 27.3%, 14.2% and 10.8% of net sales in the period from May 22, 1998 to December 31, 1998.

2.  Inventories

Inventories consist of the following:

							       December 31
                                                             1997       1998
                                                          --------------------
							     (In thousands)

  Raw materials                                           $18,483     $18,837
  Finished goods                                            7,821      12,996
  Supplies and spare parts                                  6,151       5,869
                                                          --------------------
                                                          $32,455     $37,702
                                                          ====================

3.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets included Argentine Value-Added-Tax ("VAT") receivable of aproximately $6,247,000 at December 31, 1998.
       27 / F-10
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


4.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

							       December 31
                                                             1997       1998
                                                          ---------------------
							     (In thousands)

  Land and improvements                                   $  2,718    $  2,158
  Buildings                                                  9,193      10,047
  Machinery, equipment and other                           116,786     209,132
  Construction in progress                                  16,866       1,893
                                                          ---------------------
                                                           145,563     223,230
  Accumulated depreciation                                 (86,398)    ( 9,129)
                                                          ---------------------
                                                          $ 59,165    $214,101
                                                          =====================

In connection with the Acquisition the property, plant and equipment of the Company at May 22, 1998 was restated to its appraised fair market value. The excess of fair market value over net book value recorded was approximately $150,366,000.

5.  Accrued Expenses

Accrued expenses included interest payable of $3,467,000 at December 31, 1997 and interest payable and employee profit sharing payable of $2,635,000 and $2,437,000, respectively, at December 31, 1998.

6.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

							       December 31
                                                             1997       1998
                                                          ---------------------
							     (In thousands)

10.25% Senior Subordinated Notes due May 15, 2008         $      -    $175,000
10% Senior Secured Notes due January 1, 2006                65,000           -
Term Loan Credit Facility bearing interest at the
  Company's option at LIBOR (5.31% at December 31,
  1998) plus a margin ranging from 2.25% to 3.00%
  or Prime (7.75% at December 31, 1998) plus a margin
  ranging from 1.25% to 2.00% (subject to an interest
  reduction discount ranging from 0% to 0.75% based on
  the acheivement of certain leverage ratios) due in
  varying amounts quarterly from August, 1998 through
  May, 2006                                                      -      98,446
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002           4,834       3,749
Facility expansion credit line bearing interest at
  LIBOR plus 4% (9.17% at December 31, 1998) due in
  varying amounts semiannually from March, 1999
  through March, 2002                                       11,850      15,850
Capital lease obligation, bearing interest of 9.3%           1,662       1,328
Other                                                          668       4,244
                                                          ---------------------
                                                            84,014     298,617
Current portion                                             (1,419)    (10,009)
                                                          ---------------------
                                                          $ 82,595    $288,608
                                                          =====================
       28 / F-11
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


6.  Long-Term Debt (continued)

The Senior Subordinated Notes are unsecured general obligations of the Company. At the option of the Company, the Senior Subordinated Notes may be redeemed, in whole or in part, commencing May 15, 2003 at various prices ranging from 105% in 2003 to par in 2006 and beyond. At any time prior to May 15, 2001, the Company may redeem up to 35% of the Senior Subordinated Notes at a price of 110.25% with the net cash proceeds of one or more equity offerings, provided that at least $100.0 million in principal remain outstanding. Up to May 15, 2003, the Company may, at its option, make up to four semiannual interest payments through the issuance of additional notes for an amount equal to the amount of interest that would be payable if the interest rate were 11.75%. The Senior Subordinated Notes indenture imposes, among other things, limitations on certain payments, including dividends.

The term loan credit facility is comprised of three single tranche term loans in the amount of $44,345,000, $27,494,000 and $26,607,000 at December 31, 1998
maturing on May 31, 2004, 2005 and 2006, respectively. The facility also includes a revolving credit agreement in effect until May 31, 2003 which provides for borrowings of up to $25,000,000 (with a $7,500,000 sublimit for letters of credit). The facility is secured by substantially all the assets of the Company and requires that the Company, among other things, satisfy certain financial ratios. At December 31, 1998 there were no borrowings under the revolving credit portion of the facility and outstanding letters of credit were $5,130,000.

The pollution control and industrial development revenue bonds were issued by various state and local governmental authorities. Under agreements with these authorities, the Company has either leased (with nominal value purchase options) or purchased on an installment basis the facilities constructed with the funds financed. The Company has the option of redeeming the bonds in whole or in part at par at any time.

The facility expansion credit line provided for credit of up to $20,000,000 (total borrowings amounted to $15,850,000) for use in connection with a major facility expansion at the Company's La Plata, Argentina plant operated by its wholly-owned subsidiary, Copetro S.A. (Copetro). The loan is secured by the property, plant and equipment of Copetro, including the assets constructed with the funds financed. The agreement requires that Copetro satisfy certain financial ratios and imposes limitations on the payment of dividends.

The fair market value of the Company's long-term debt obligations approximated $89,000,000 and $304,000,000 at December 31, 1997 and 1998, respectively.

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

					       Long-Term     Capital
						  Debt       Leases     Total
					       -------------------------------
						       (In thousands)

                        1999                   $  9,642     $  367    $ 10,009
                        2000                     12,416        403      12,819
                        2001                     15,921        442      16,363
                        2002                     15,741        116      15,857
                        2003                     11,839          -      11,839
                        Thereafter              231,730          -     231,730
                                               -------------------------------
                                               $297,289    $ 1,328    $298,617
					       ===============================
       29 / F-12
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


6.  Long-Term Debt (continued)

Interest paid amounted to $4,989,000 and $7,773,000 for the years ended December 31, 1996 and 1997, respectively, and $3,705,000 for the period from January 1, 1998 to May 21, 1998 and $18,258,000 for the period from May 22, 1998 to December 31, 1998.

The Company capitalized interest in construction in progress of $808,000 for the year ended December 31, 1997, $562,000 for the period from January 1, 1998 to May 21, 1998 and $329,000 for the period from May 22, 1998 to December 31, 1998.

7.  Leases

The Company leases various production equipment under capital leases, some of which contain renewal options and/or options to purchase. Amortization under capital leases is included in depreciation expense.


Future minimum payments as of December 31, 1998, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consist of the following:

							  Capital    Operating
							  Leases       Leases
							  --------------------
                                                             (In thousands)

          1999                                            $  615      $ 1,525
          2000                                               615        1,496
          2001                                               615        1,286
          2002                                               154        1,262
          2003                                                 -        1,261
          Thereafter                                           -        6,437
							  --------------------
          Total minimum lease payments                     1,999      $13,267
          Amounts representing interest                     (671)     ========
							  ------
          Present value of net minimum lease payments     $1,328
							  ======

Rental expense for all operating leases was $2,685,000 and $2,770,000 for the years ended December 31, 1996 and 1997, respectively, and $1,062,000 for the period from January 1, 1998 to May 21, 1998 and $1,709,000 for the period from May 22, 1998 to December 31, 1998.

8.  Pension Plans

The Company has various defined benefit retirement plans which cover substantially all employees. Benefits are based upon the number of years of service and the employee's compensation under varying formulas. The funding policy is generally to contribute at least the minimum amount that is acceptable under federal law for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As of December 31, 1998 the assets of the plan were invested principally in listed stocks, bonds, money market certificates and cash.

The Company also maintains a supplemental defined benefit retirement plan for key executives. This plan is not presently funded nor qualified under Section 401(a) of the Internal Revenue Code.
       30 / F-13
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


8.  Pension Plans (continued)

The components of net pension expense for the plans were as follows:

                                                                Period  Period
                                                                Jan. 1  May 22
                                                                  to      to
                                                                May 21  Dec. 31
                                                 1996    1997    1998    1998
                                               ------- ------- ------- -------
                                                        (In thousands)

  Service cost                                 $  545  $  501  $  232  $  351
  Interest cost                                   483     571     265     397
  Expected return on assets (increase)/decrease  (449)   (595)   (294)   (526)
  Amortization of prior service cost                1      10       4       -
  Recognized net actuarial (gain)/loss             57       -       -       -
                                               ------- ------- ------- -------
  Net periodic pension cost                    $  637  $  487  $  207     222
                                               ======= ======= ======= =======

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets for the plans:

                                                               Period   Period
                                                               Jan. 1   May 22
                                                                 to       to
                                                               May 21   Dec. 31
                                                       1997     1998     1998
                                                     -------- -------- --------
                                                           (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period         $ 7,041  $ 8,538  $ 9,156
   Service cost                                          501      232      351
   Interest cost                                         571      265      397
   Amendments                                             98        -      324
   Actuarial (gain)/loss                                 503      219    1,210
   Benefits paid                                        (176)     (98)    (174)
                                                     -------- -------- --------
   Benefit obligation at end of period               $ 8,538  $ 9,156  $11,264
                                                     ======== ======== ========

  Change in plan assets:
   Fair value of plan assets at beginning of period  $ 6,763  $ 9,004  $ 9,980
   Actual return on plan assets                        1,595      755      922
   Company contribution                                  822      319      368
   Benefits paid                                        (176)     (98)    (174)
                                                     -------- -------- --------
   Fair value of plan assets at end of period        $ 9,004  $ 9,980  $11,096
                                                     ======== ======== ========

   Funded status                                     $   466  $   824  $  (168)
   Unrecognized net actuarial (gain)/loss               (542)    (785)     816
   Unrecognized prior service cost                        79       76        -
                                                     -------- -------- --------
  Net pension asset recognized in the balance sheets $     3  $   115  $   648
                                                     ======== ======== ========
       31 / F-14
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


8.  Pension Plans (continued)

The expected long-term rate of return on plan assets was 9% for 1996, 1997 and for the periods from January 1, 1998 to May 21, 1998 and May 22, 1998 to December 31, 1998. The weighted average discount rate and weighted average rate of increase in future compensation levels used were 8% and 5% for 1996, 7.5% and 5% for 1997, 7.25% and 4.25% for the period from January 1, 1998 to May 21, 1998 and 7% and 4% for the period from May 22, 1998 to December 31, 1998, respectively.

9.  Postretirement Obligations

The Company provides certain health care and life insurance benefits to all full time employees who satisfy certain eligibility requirements and reach retirement age while employed by the Company. The Company does not fund these benefits and accrues for the related cost generally over the employees' service period.

The components of net periodic postretirement benefit cost ("NPPBC")were as follows:

                                                                Period  Period
                                                                Jan. 1  May 22
                                                                  to      to
                                                                May 21  Dec. 31
                                                 1996    1997    1998    1998
                                               ------- ------- ------- -------
                                                        (In thousands)

  Service cost                                 $  198  $  204  $  106  $  148
  Interest cost                                   184     223     106     153
  Amortization of net obligation/(asset)           68      68      28       -
                                               ------- ------- ------- -------
  Net NPPBC                                    $  450  $  495  $  240     301
                                               ======= ======= ======= =======

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets:

                                                               Period   Period
                                                                Jan 1   May 22
                                                                 to       to
                                                               May 21   Dec. 31
                                                         1997   1998     1998
                                                     -------- -------- --------
                                                           (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period         $ 2,795  $ 3,377  $ 3,548
   Service cost                                          204      106      148
   Interest cost                                         223      106      153
   Actuarial (gain)/loss                                 218       (9)     381
   Benefits paid                                         (63)     (32)     (72)
                                                     -------- -------- --------
   Benefit obligation at end of period               $ 3,377  $ 3,548  $ 4,158
                                                     ======== ======== ========
       32 / F-15
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


9.  Postretirement Obligations (continued)

                                                               Period   Period
                                                                Jan 1   May 22
                                                                 to       to
                                                               May 21   Dec. 31
                                                         1997   1998     1998
                                                     -------- -------- --------
                                                           (In thousands)
  Change in plan assets:
   Fair value of plan assets at beginning of period  $     -  $     -  $     -
   Actual return on plan assets                            -        -        -
   Company contribution                                   63       32       72
   Benefits paid                                         (63)     (32)     (72)
                                                     -------- -------- --------
   Fair value of plan assets at end of period        $     -  $     -  $     -
                                                     ======== ======== ========

   Funded status                                     $(3,377) $(3,548) $(4,158)
   Unrecognized net actuarial (gain)/loss                267      258      381
   Unrecognized net obligation                         1,020      991        -
                                                     -------- -------- --------
  Postretirement liability recognized
   in the balance sheets                             $(2,090) $(2,299) $(3,777)
                                                     ======== ======== ========

The health care cost trend used in determining the accumulated postretirement benefit obligation ("APBO") was 8.43% grading down to 5.0% in seven years.
That assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed trend by 1% for all years would increase the aggregate service and interest component of NPPBC by $37,000 (or 17.5%) and $53,000 (or 17.6%) for the periods January 1, 1998 to May 21, 1998 and May 22, 1998 to December 31, 1998, respectively, and the APBO as of the year ended December 31, 1998 by $584,000 (or 14.0%). Conversely, decreasing the assumed trend by 1% for all years would decrease the aggregate service and interest component of NPPBC by $29,000 (or 13.5%) and $41,000 (or 13.5%) for the periods January 1, 1998 to May 21, 1998 and May 22, 1998 to December 31, 1998, respectively, and the APBO as of the year ended December 31, 1998 by $488,000 (or 11.7%).

Assumptions used to develop NPPBC cost and the actuarial present value APBO included the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 8% for 1996, 5% and 7.5% for 1997, 5% and 7.5% for the period from January 1, 1998 to May 21, 1998 and 5% and 7% for the period from May 22, 1998 to December 31, 1998, respectively.

10.  Other Income (Expense)

Other income (expense) consists of the following:

                                                                Period  Period
                                                                Jan. 1  May 22
                                                                  to      to
                                                                May 21  Dec. 31
                                                 1996    1997    1998    1998
                                               ------- ------- ------- -------
                                                        (In thousands)

  Export tax refund                            $   246 $  536  $   77  $   660
  Other                                         (1,018)  (487)   (549)     242
                                               ------- ------- ------- -------
                                               $  (772)$  (49) $ (472) $   902
                                               ======= ======= ======= =======
       33 / F-16
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


11.  Income Taxes

Components of the Company's deferred tax liabilities and assets are as follows:

                                                             1997       1998
							  --------------------
							      (In thousands)
	  Deferred tax liabilities:
            Book over tax depreciable basis                $4,460    $57,574
            Other - net                                     2,315      4,617
							  --------------------
          Total deferred tax liabilities                    6,775     62,191

	  Deferred tax assets:
            Accrued liabilities                             1,571      1,767
            Other - net                                       390      1,260
							  --------------------
          Total deferred tax assets                         1,961      3,027
							  --------------------
          Net deferred tax liability                       $4,814    $59,164
							  ====================

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                                Period  Period
                                                                Jan. 1  May 22
                                                                  to      to
                                                                May 21  Dec. 31
                                                 1996    1997    1998    1998
                                               ------- ------- ------- -------
                                                        (In thousands)

  Tax expense at statutory rates applied
    to pretax earnings                         $14,947 $12,143 $ 2,927 $ 2,964
  State income tax, net of federal tax effects   1,029   1,020    (131)     86
  Tax exempt earnings                             (480)   (938)    (20)   (315)
  Effects of foreign operations                   (657)    (91)   (135)  1,764
  Amortization of goodwill                           -       -       -     957
  Other                                            309     557     198     258
                                               ------- ------- ------- -------
                                               $15,148 $12,691 $ 2,839   5,714
                                               ======= ======= ======= =======

Income taxes consist of the following:

                                                                Jan. 1  May 22
                                                                  to      to
                                                                May 21  Dec. 31
                                                 1996    1997    1998    1998
                                               ------- ------- ------- -------
                                                        (In thousands)
  Current:
    Federal                                    $ 9,252 $ 7,229 $ 1,801 $ 3,611
    State                                        1,465   1,481    (202)   (634)
    Foreign                                      3,969   2,852   1,240   2,191
                                               ------- ------- ------- -------
                                                14,686  11,562   2,839   5,168
  Deferred:
    Federal                                        564   1,001       -    (275)
    State                                          118      88       -     766
    Foreign                                       (220)     40       -      55
                                               ------- ------- ------- -------
                                                   462   1,129       -     546
                                               ------- ------- ------- -------
  Total                                        $15,148 $12,691 $ 2,839 $ 5,714
                                               ======= ======= ======= =======
       34 / F-17
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


11.  Income Taxes (continued)

Income taxes paid were approximately $13,723,0000, $12,485,000,$4,994,000 and $2,081,000 for the years ended December 31, 1996 and 1997, the period from January 1, 1998 to May 21, 1998, and the period from May 22, 1998 to
December 31, 1998, repectively.

U.S. income taxes have not been provided on the undistributed earnings of Copetro ($17,711,000 as of December 31, 1998) because such earnings are expected to be reinvested. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes, if any).

Income before income taxes and extraordinary item attributable to domestic operations (which included results from export sales) was $30,601,000 and $25,723,000 for the years ended December 31, 1996 and 1997, respectively, and $4,606,000 for the period from January 1, 1998 to May 21, 1998 and $2,604,000 for the period from May 22, 1998 to December 31, 1998.

12.  Financial Information Relating to Segements

The Company has two reportable business segements.

  Anode Grade CPC-is produced and marketed directly to primary aluminum smelters world-widefor use as the principal raw material in the production of carbon anodes, a key component in the aluminum smelting process.

  Industrial Grade CPC-is produced and marketed for use in a variety of non-aluminum, industrial applications, including as a raw material in the production of titanium dioxide, as a recarburizer in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets.

The production and distribution of CPC, which is the focus of both units, is accomplished utilizing the same process, plant facilities and operating assets. Accordingly, the Company does not segregate, or otherwise account for, assets by segments.

                                     Anode    Industrial
                                     Grade      Grade
                                      CPC        CPC       Other     Total
                                   ---------- ---------- --------- ----------
  ------------- 1996 -------------              (In thousands)

  Net sales                        $ 199,443  $  38,584  $  4,717  $ 242,744
  Cost of goods sold                (141,780)   (29,410)   (5,181)  (176,371)
                                   ---------- ---------- --------- ----------
  Segment Profit                   $  57,663  $   9,174  $   (464)    66,373
                                   ========== ========== =========
  Selling, general and
   administrative expenses                                           (15,321)
  Interest expense, net                                               (7,573)
  Other income (expense)                                                (772)
                                                                   ----------
  Income before income taxes and
    extraordinary item                                             $  42,707
                                                                   ==========
       35 / F-18
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


12.  Financial Information Relating to Segements (continued)

                                     Anode    Industrial
                                     Grade      Grade
                                      CPC        CPC       Other     Total
                                   ---------- ---------- --------- ----------
  ------------- 1997 -------------              (In thousands)

  Net sales                        $ 189,878  $  40,216  $  1,817  $ 231,911
  Cost of goods sold                (138,080)   (31,660)   (2,650)  (172,390)
                                   ---------- ---------- --------- ----------
  Segment Profit                   $  51,798  $   8,556  $   (833)    59,521
                                   ========== ========== =========
  Selling, general and
   administrative expenses                                           (18,510)
  Interest expense, net                                               (6,287)
  Other income (expense)                                                 (49)
                                                                   ----------
  Income before income taxes and
    extraordinary item                                             $  34,675
                                                                   ==========

  --Period from January 1, 1998---
         to May 21, 1998

  Net sales                        $  76,330  $  13,862  $    657  $  90,849
  Cost of goods sold                 (55,840)   (10,429)     (899)   (67,168)
                                   ---------- ---------- --------- ----------
  Segment Profit                   $  20,490  $   3,433  $   (242)    23,681
                                   ========== ========== =========
  Selling, general and
   administrative expenses                                           (13,070)
  Interest expense, net                                               (1,776)
  Other income (expense)                                                (472)
                                                                   ----------
  Income before income taxes and
    extraordinary item                                             $   8,363
                                                                   ==========

  ---Period from May 22, 1998-----
       to December 31, 1998

  Net sales                        $ 122,813  $  21,959  $  1,231  $ 146,003
  Cost of goods sold                 (86,861)   (15,897)   (3,990)  (106,748)
                                   ---------- ---------- --------- ----------
  Segment Profit                   $  35,952  $   6,062  $ (2,926)    39,255
                                   ========== ========== =========
  Selling, general and
   administrative expenses                                           (11,281)
  Interest expense, net                                              (20,407)
  Other income (expense)                                                 902
                                                                   ----------
  Income before income taxes and
    extraordinary item                                             $   8,469
                                                                   ==========
       36 / F-19
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


13.  Operations by Geographic Area

The following is a summary of the Company's operations by geographic area:

                                                           Period     Period
                                                          January 1   May 22
                                                             to         to
                                   Year ended December 31  May 21   December 31
                                      1996       1997       1998       1998
                                   ---------- ----------- --------- -----------
                                                   (In thousands)

  Net Sales
    United States                  $ 197,296  $ 189,730   $  75,823 $ 116,011
    Foreign                           45,448     42,181      15,026    29,992
                                   ---------- ----------- --------- -----------
                                   $ 242,744  $ 231,911   $  90,849 $ 146,003
                                   ========== =========== ========= ===========

  Operating income
    United States                  $  38,266  $  32,358   $   7,098 $  22,466
    Foreign                           12,786      8,653       3,513     5,508
                                   ---------- ----------- --------- -----------
                                   $  51,052  $  41,011   $  10,611 $  27,974
                                   ========== =========== ========= ===========

   Adjusted EBITDA
     United States                 $  50,969  $  47,436   $  19,078 $  33,295
     Foreign                          15,594     11,746       4,125     7,899
                                   ---------- ----------- --------- -----------
                                   $  66,563  $  59,182   $  23,203 $  41,194
                                   ========== =========== ========= ===========

   Assets
     United States                 $ 114,864  $  125,448  $ 138,011 $ 408,502
     Foreign                          34,041      49,463     44,331    82,251
                                   ---------- ----------- --------- -----------
                                   $ 148,905  $ 174,911   $ 182,342 $ 490,753
                                   ========== =========== ========= ===========

Exports of U.S. produced products were approximately $111,482,000 and $104,826,000, $43,260,000 and $68,291,000 for the years ended December 31,
1996 and 1997, the period from January 1, 1998 to May 21, 1998 and the period from May 22, 1998 to December 31, 1998, respectively. Export sales as a percentage of United States net sales represented 23.0%, 22.9%, 26.4% and 27.1% to Western Europe for the years ended December 31, 1996 and 1997, the period from January 1, 1998 to May 21, 1998 and the period from May 22, 1998 to December 31, 1998, respectively, and 18.8%, 18.9%, 22.6% and 17.9 % to Africa for the years ended December 31, 1996 and 1997, the period from January 1, 1998 to May 21, 1998 and the period from May 22, 1998 to December 31, 1998, respectively. The Company's foreign operations are conducted principally in South America.

14.  Extraordinary Item

In connection with the repurchase of the 10% Senior Secured Notes described in
Note 1, an extraordinary loss on early extinguishment of debt of appoximately $7,113,000, net of taxes of approximately $4,001,000, has been reflected in the predecessor Statement of Operations for the period from January 1, 1998 to May 21, 1998.
       37 / F-20
		Great Lakes Carbon Corporation and Subsidiaries

	     Notes to Consolidated Financial Statements (continued)


15.  Litigation and Contingencies

The Company is a party to several proceedings which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.

				      SIGNATURES


	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on the 19th day of March 1999.


				       GREAT LAKES CARBON CORPORATION

				       By:  /s/JAMES D. MCKENZIE
					   ---------------------
                                       James D. McKenzie, President
                                       and Chief Executive Officer

                             Power of Attorney

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                            Title                       Date
---------                            -----                       ----

/s/JAMES D. MCKENZIE         President, Chief Executive
---------------------        Officer and Director            March 19, 1999
James D. McKenzie            (Principal Executive Officer)

         *                   Senior Vice President,          March 19, 1999
---------------------        Operations and Administration
A. Frank Baca

         *                   Vice President, Sales           March 19, 1999
---------------------
Robert C. Dickie

         *                   Vice President, Raw Materials   March 19, 1999
---------------------
James W. Betts

         *                   Non-Executive Chairman of       March 19, 1999
---------------------        the Board, Director
Theodore C. Rogers

         *                   Director                        March 19, 1999
---------------------
Richard W. Bingham

         *                   Director                        March 19, 1999
---------------------
Kim A. Marvin

         *                   Director                        March 19, 1999
---------------------
Alfred E. Barry


By:  /s/JAMES D. MCKENZIE
--------------------------
        James D. McKenzie
        Attorney-in-Fact