Form 10-Q
period 1999-03-31
GREAT LAKES CARBON CORP
filed 1999-05-17
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

                        GREAT LAKES CARBON CORPORATION

FORM 10-Q                                                       March 31, 1999
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1998 and March 31, 1999. . . . . . . . . . . . . . 2

          Condensed Consolidated Statements of Operations -
          For the three months ended March 31, 1998 (predecessor)
          and 1999 (Company). . . . . . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Stockholder's Equity -
          For the three months ended March 31, 1999 . . . . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows -
          For the three months ended March 31, 1998 (predecessor)
          and 1999 (Company). . . . . . . . . . . . . . . . . . . . . . . 5

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

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 11

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        GREAT LAKES CARBON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                                    December 31,    March 31,
                                                        1998          1999
                                                     ---------     ---------
                                                     (Audited)     (Unaudited)
ASSETS
Current Assets
 Cash                                                $ 10,403      $ 15,590
 Accounts receivable, net                              18,961        21,494
 Inventories                                           37,702        40,089
 Income taxes receivable                                1,274             -
 Prepaid expenses and other current assets              9,456         9,500
                                                     ---------     ---------
        Total Current Assets                           77,796        86,673

Property, plant and equipment, net                    214,101       211,198

Goodwill                                              176,220       175,102
Capitalized financing costs                            17,454        16,875
Other assets                                            5,182         4,578
                                                     ---------     ---------
                                                     $490,753      $494,426
                                                     =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                    $ 18,897      $ 13,867
 Accrued expenses                                      13,285        19,052
 Income taxes payable                                       -         1,844
 Current portion of long-term debt                     10,009        13,055
                                                     ---------     ---------
        Total Current Liabilities                      42,191        47,818

Long-term debt, less current portion                  288,608       284,757
Other long-term liabilities                             4,876         4,876
Deferred taxes                                         59,164        58,717
Due to GLAC                                               779           797

Stockholder's Equity
 Common stock, par value $0.01 per share,
  1,000 shares authorized and outstanding                   -             -
 Additional paid-in capital                            92,380        92,380
 Retained earnings                                      2,755         5,081
                                                     ---------     ---------
                                                       95,135        97,461
                                                     ---------     ---------
                                                     $490,753      $494,426
                                                     =========     =========

See notes to consolidated financial statements.

                         GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                               (In thousands)
                                                 PREDECESSOR      COMPANY
                                               --------------  --------------
                                                 Three Months Ended March 31,
                                                     1998            1999
                                                  ---------       ---------
Net Sales                                         $  62,070       $  60,363
Cost of Goods Sold                                   45,683          44,524
                                                  ---------       ---------
           Gross Profit                              16,387          15,839

Selling, general and administrative expenses          2,684           4,805
                                                  ---------       ---------
           Operating Income                          13,703          11,034

Other income (expense):
 Interest, net                                       (1,157)         (7,515)
 Other, net                                             (72)            287
                                                  ---------       ---------
                                                     (1,229)         (7,228)

           Income Before Income Taxes                12,474           3,806

Income taxes                                          4,407           1,480
                                                  ---------       ---------
           Net Income                             $   8,067       $   2,326
                                                  =========       =========

See notes to consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                (Unaudited)

                              (In thousands)
                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholder's
                                  Stock     Capital    Earnings      Equity
                               ----------  ----------  ----------  ----------
<S >
Balance at December 31, 1998    $      -    $ 92,380    $  2,755    $ 95,135
Net Income                             -           -       2,326       2,326
                               ----------  ----------  ----------  ----------
Balance at March 31, 1999       $      -    $ 92,380    $  5,081    $ 97,461
                               ==========  ==========  ==========  ==========

See notes to consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)

                                                 PREDECESSOR      COMPANY
                                               --------------  --------------
                                                 Three Months Ended March 31,
                                                     1998            1999
                                                  ---------       ---------
Operating activities
Net income                                        $  8,067        $  2,326
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      2,337           5,674
  Deferred taxes                                         -            (447)
  Changes in operating assets and liabilities:
   Accounts receivables                             (3,658)         (2,533)
   Inventories                                       1,550          (2,387)
   Other current assets                               (778)            (44)
   Income taxes payable                              3,490           3,118
   Accounts payable and accrued expenses              (390)            737
   Other, net                                          170             497
                                                  ---------       ---------
Net cash provided by operating activities         $ 10,788        $  6,941

Investing activities
 Capital expenditures                               (4,942)           (967)
                                                  ---------       ---------
Net cash used by investing activities               (4,942)           (967)

Financing Activities
 Repayment of long-term debt                           (97)         (2,039)
 Additions to long-term debt                         4,520           1,235
 Due to parent                                           -              18

                                                  ---------       ---------
Net cash provided by financing activities            4,423            (787)

Increase (decrease) in cash                         10,269           5,187
Cash at beginning of period                         43,596          10,403
                                                  ---------       ---------
Cash at end of period                             $ 53,865        $ 15,590
                                                  =========       =========

See notes to consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1999

                                (Unaudited)



1.  Organization

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

2.  Basis of Presentation

The accompanying financial statements as of March 31, 1999 reflect the consolidated financial position, results of operations, and cash flow of the Company subsequent to the date of Acquisition and include adjustments required under the purchase method of accounting. The principal amount related to the 13 1/8% Senior Discount Debentures sold by GLAC has not been reflected in the Company's financial statements as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures. The accompanying predecessor financial statements for the period prior to the date of Acquisition are presented under the predecessor Company's historical basis of accounting and do not reflect any adjustments that would be required as a result of the Acquisition by GLAC.

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

                        GREAT LAKES CARBON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1999

                                (Unaudited)



3.  Inventories

Inventories are as follows:

                                       December 31,      March 31,
                                          1998             1999
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  18,837        $  23,150
     Finished goods                       12,996           10,336
     Supplies and spare parts              5,869            6,603
                                       ---------        ---------
                                       $  37,702        $  40,089
                                       =========        =========

4.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets included Argentine Value-Added-Tax ("VAT") receivable of aproximately $6,247,000 and $6,140,000 at December 31, 1998 and March 31, 1999, respectively.

 5.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,635,000 and $2,437,000, respectively, at December 31, 1998 and interest payable of $6,886,000 at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company is the world's largest producer of calcined petroleum coke ("CPC"). The Company produces anode grade CPC, which is the principal raw material used in the production of carbon anodes used in primary aluminum production, and industrial grade CPC, which is used in a variety of specialty metals and materials applications. CPC is produced from raw petroleum coke ("RPC") utilizing a high temperature, rotary kiln process. RPC is a by-product of the petroleum refining process and constitutes the largest single component of the Company's cost of goods sold. The Company's principal source of revenues and profits are sales of anode grade CPC to the aluminum industry. Historically, the Company's profitability has been primarily a function of its CPC sales volumes, CPC pricing and the cost of RPC.

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

        As further discussed in Note 1 to the Condensed Consolidated Financial Statements, the Acquisition was accounted for as a purchase. Accordingly, the operating results for the periods subsequent to May 21, 1998 reflect the results of operations of the Company subsequent to the Acquisition and include the impact of adjustments required under the purchase method of accounting.

Results of Operations

Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998.

        The Company's net sales for the quarter ended March 31, 1999 decreased 2.8% to $60.4 million from $62.1 million in the comparable 1998 period. Net sales of anode grade CPC decreased 6.8% to $49.0 million while net sales of industrial grade CPC increased 19.3% to $10.8 million.
        The decrease in anode grade CPC net sales was primarily the result of a 5.4% decline in the average per ton selling price attributable to continued pressure from weak aluminum prices. Sales volume remained essentially unchanged.
        The increase in industrial grade CPC net sales was the result of a 27.8% increase in sales volume to 83,040 tons which was partially offset by a 6.6% decrease in selling price. The increase in sales volume was due mainly to the scheduling of greater shipments into the titanium dioxide market during the 1999 quarter.
        The Company's gross profit for the first quarter decreased by 3.3% to $15.8 million from $16.4 million in 1998. The decrease in gross profit was due to the decrease in sales discussed above partially offset by a decrease in cost of goods sold. The lower cost of goods sold was mainly the result of a decrease in the average cost per ton primarily due to lower raw material costs offset in part by higher sales volume. Additional depreciation related to the Acquisition in the 1999 quarter amounted to $1.3 million and offset over 53% of the gross decrease in cost of goods sold.
        Operating income decreased by 19.5% to $11.0 million from $13.7 million in the 1998 period. The decline in operating income was due a 79% increase in selling, general and administrative expenses coupled with the decrease in gross profit discussed above. The increase in selling, general and administrative expenses was primarily the result of increased amortization expense related mainly to goodwill established when the Company was acquired and greater sales commissions expense.
        Income before income taxes decreased 69.5% to $3.8 million from $12.5 million in the comparable 1998 period. The decrease was primarily attributable to a $6.4 million increase in net interest expense and the decline in operating income discussed above. The increase in net interest expense is due mainly to the greater amount of debt incurred by the Company in order to finance the Acquisition.
        The Company's effective tax rate increased to 38.9% in the 1999 period from 35.3% in the 1998 period primarily as a result of the tax effects of non-deductible amortization of goodwill in the former period. As a result of the factors discussed above, net income for the three months ended March 31, 1999 decreased 71.2% to $2.3 million from $8.1 million in the 1998 period.
        Adjusted EBITDA for the first quarter increased by 1.9% to $16.8 million in 1999 from $16.5 million in 1998 for the reasons set forth above.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1999 will be approximately $5.5 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility provides for borrowings of up to $25.0 million, including a $7.5 million sub-limit for letters of credit. As of May 10, 1999, no funds had been drawn down on this line of credit and approximately $1.6 million in letters of credit were outstanding under this credit agreement.

Year 2000

        The Year 2000 ("Y2K") issue is the result of date-sensitive devices, systems and computer programs that were developed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.
        The Company has completed its Y2K compliance assessment and expects to complete any required remediation efforts in order to be Y2K compliant by the third quarter of 1999. Costs for Y2K efforts are not being accumulated separately. The Company believes that the costs to the Company for historical and future remediation of Y2K issues will not have a material adverse effect on the Company.
        The Company, like most companies, will also be subject to Y2K risk from its reliance on third parties for a wide variety of goods and servies, such as raw materials and electricity. The extent to which such reliance could have a material adverse effect on the Company is indiscernible.
        Based on preliminary communications with customers and suppliers to determine the extent of their Y2K efforts, the Company believes its exposure to Y2K risk from material third party relationships is not material. The Company believes that appropriate actions have been taken to minimize the risk to its operations and financial condition.
        Contingency plans that address a reasonably likely worst-case scenario are currently being developed. These plans will address the key systems and third parties that present potential significant risk. The plans will analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans will also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations. Contingency plans are expected to be finalized in the third quarter of 1999.

                        GREAT LAKES CARBON CORPORATION

                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

           Refer to the Company's annual report on form 10K dated
           March 31, 1999.

Item 2.    Change in Securities

           Not applicable.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.

Item 5.    Other Information

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

      (a)  List of Exhibits:

           Not applicable.

      (b)  Reports on Form 8-K

           The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GREAT LAKES CARBON CORPORATION



Date:       5/10/99                /s/James D. Mckenzie
                                   James D. McKenzie
                                   President and Chief Executive Officer