Form 10-Q
period 1999-09-30
GREAT LAKES CARBON CORP
filed 1999-11-15
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

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

                        GREAT LAKES CARBON CORPORATION

FORM 10-Q                                                    September 30, 1999
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1998 and September 30, 1999. . . . . . . . . . . . 2

          Condensed Consolidated Statements of Operations -
          For the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to September 30, 1998 and the nine months ended September 30,1999 (Company). . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the three months ended September 30, 1998 and 1999. . . . . 4

          Condensed Consolidated Statements of Stockholders' Equity -
          For the nine months ended September 30, 1999. . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows -
          For the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to September 30, 1998 and the nine months ended September 30,1999 (Company). . . . . . . . . . . . 6

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

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 11

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 11

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        GREAT LAKES CARBON CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)
                                                    December 31,  September 30,
                                                        1998          1999
                                                     ---------     ---------
                                                     (Audited)     (Unaudited)
ASSETS
Current Assets
 Cash                                                $ 10,403      $ 15,558
 Accounts receivable, net                              18,961        29,543
 Inventories                                           37,702        36,307
 Income taxes receivable                                1,274             -
 Prepaid expenses and other current assets              9,456         6,587
                                                     ---------     ---------
        Total Current Assets                           77,796        87,995

Property, plant and equipment, net                    214,101       206,011

Goodwill                                              176,220       172,865
Capitalized financing costs                            17,454        15,774
Other assets                                            5,182         3,810
                                                     ---------     ---------
                                                     $490,753      $486,455
                                                     =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                    $ 18,897      $ 10,299
 Accrued expenses                                      13,285        18,489
 Income taxes payable                                       -         1,900
 Current portion of long-term debt                     10,009        12,238
                                                     ---------     ---------
        Total Current Liabilities                      42,191        42,926

Long-term debt, less current portion                  288,608       278,090
Other long-term liabilities                             4,876         5,976
Deferred taxes                                         59,164        57,526
Due to GLAC                                               779           930

Stockholder's Equity
 Common stock, par value $0.01 per share,
  1,000 shares authorized and outstanding                   -             -
 Additional paid-in capital                            92,380        92,380
 Retained earnings                                      2,755         8,627
                                                     ---------     ---------
                                                       95,135       101,007
                                                     ---------     ---------
                                                     $490,753      $486,455
                                                     =========     =========

See notes to condensed consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                               (In thousands)
                                     PREDECESSOR            COMPANY
                                     -----------  ----------------------------
                                     Period from   Period from   For the Nine
                                      January 1     May 22 to    Months Ended
                                      to May 21,   September 30, September 30,
                                         1998           1998          1999
                                      ---------      ---------     ---------
Net Sales                             $  90,849      $  89,801     $ 176,180
Cost of Goods Sold                       67,168         65,366       130,277
                                      ---------      ---------     ---------
           Gross Profit                  23,681         24,435        45,903

Selling, general and administrative
 expenses                                13,070          6,308        14,630
                                      ---------      ---------     ---------
           Operating Income              10,611         18,127        31,273

Other income (expense):
 Interest, net                           (1,776)       (11,061)     (22,193)
 Other, net                                (472)           794          949
                                      ---------      ---------     --------
                                         (2,248)       (10,267)     (21,244)
           Income Before Income Taxes
            and Extraordinary Item        8,363          7,860       10,029

Income taxes                              2,839          4,002        4,157
                                      ---------      ---------     --------
Income before extraordinary item          5,524          3,858        5,872

Extraordinary loss on early
extinguishment of debt                    7,113              -            -
                                      ---------      ---------     --------
           Net income (loss)          $  (1,589)     $   3,858     $  5,872
                                      =========      =========     ========

See notes to condensed consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                               (In thousands)

                                                      For the Three Months
                                                       Ended September 30,
                                                       1998           1999
                                                     ---------     ---------
Net Sales                                            $  61,290     $  53,814
Cost of Goods Sold                                      44,690        39,316
                                                     ---------     ---------
           Gross Profit                                 16,600        14,498

Selling, general and administrative expenses             4,588         4,919
                                                     ---------     ---------
           Operating Income                             12,012         9,579

Other income (expense):
 Interest, net                                          (7,752)       (7,263)
 Other, net                                                303           252
                                                     ---------     ---------
                                                        (7,449)       (7,011)

           Income Before Income Taxes                    4,563         2,568

Income taxes                                             1,804         1,152
                                                     ---------     ---------
           Net income                                    2,759         1,416
                                                     =========     =========

See notes to condensed consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                (Unaudited)

                              (In thousands)
                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholder's
                                  Stock     Capital    Earnings      Equity
                               ----------  ----------  ----------  ----------
<S >
Balance at December 31, 1998    $      -    $ 92,380    $  2,755    $ 95,135
Net Income                             -           -       5,872       5,872
                               ----------  ----------  ----------  ----------
Balance at September 30, 1999   $      -    $ 92,380    $  8,627    $101,007
                               ==========  ==========  ==========  ==========

See notes to condensed consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                               (In thousands)
                                     PREDECESSOR            COMPANY
                                     -----------  ----------------------------
                                     Period from   Period from   For the Nine
                                      January 1     May 22 to    Months Ended
                                      to May 21,   September 30, September 30,
                                         1998           1998          1999
                                      ---------      ---------     ---------
Net income                            $  (1,589)     $   3,858     $   5,872
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization           3,546          7,627        17,057
  Deferred taxes                              -           (300)       (1,638)
  Changes in operating assets and
  liabilities:
   Accounts receivables                   6,886         (5,584)      (10,582)
   Inventories                           (1,938)        (2,212)        1,395
   Other current assets                  (1,193)        (3,301)        2,869
   Income taxes payable                  (4,765)         2,384         3,174
   Accounts payable and accrued
    expenses                              9,164          3,319        (3,394)
   Other, net                             2,627          1,196         2,093
                                      ---------      ---------     ---------
Net cash provided (used) by
 operating activities                 $  12,738      $   6,987     $  16,846

Investing activities:
 Capital expenditures                    (9,058)        (5,074)       (3,553)
 Acquisition of Great Lakes Carbon
  Corporation-net of cash acquired            -       (279,678)            -
                                      ---------      ---------     ---------
Net cash used by investing activities    (9,058)      (284,752)       (3,553)

Financing Activities:
 Repayment of long-term debt               (161)       (66,216)       (9,524)
 Additions to long-term debt              4,928        286,812         1,235
 Deferred financing costs                     -        (22,000)            -
 Capital contribution                         -         92,380             -
 Due to parent                                -             (9)          151
                                      ---------      ---------     ---------
Net cash provided by
 financing activities                     4,767        290,967        (8,138)
                                      ---------      ---------     ---------
Increase (decrease) in cash               8,447         13,202         5,155
Cash at beginning of period              43,596          3,776        10,403
                                      ---------      ---------     ---------
Cash at end of period                 $  52,043      $  16,978     $  15,558
                                      =========      =========     =========

See notes to condensed consolidated financial statements.

                        GREAT LAKES CARBON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1999

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

2.  Basis of Presentation

The accompanying financial statements as of September 30, 1999 reflect the consolidated financial position, results of operations, and cash flow of the Company subsequent to the date of Acquisition and include adjustments required under the purchase method of accounting. The principal amount related to the 13 1/8% Senior Discount Debentures sold by GLAC has not been reflected in the Company's financial statements as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures. The accompanying predecessor financial statements for the period prior to the date of Acquisition are presented under the predecessor Company's historical basis of accounting and do not reflect any adjustments that would be required as a result of the Acquisition by GLAC.

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

                        GREAT LAKES CARBON CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 1999

                                (Unaudited)



3.  Inventories

Inventories are as follows:

                                      December 31,    September 30,
                                         1998             1999
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  18,837        $  22,724
     Finished goods                       12,996            7,262
     Supplies and spare parts              5,869            6,321
                                       ---------        ---------
                                       $  37,702        $  36,307
                                       =========        =========

 4.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,635,000 and $2,437,000, respectively, at December 31, 1998 and interest payable of $7,482,000 at September 30, 1999.

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

Results of Operations

Three Months Ended September 30, 1999 Versus Three Months Ended September 30, 1998.

        The Company's net sales for the quarter ended September 30, 1999 decreased 12.2% to $53.8 million from $61.3 million in the comparable 1998 period. Net sales of anode grade CPC decreased 10.0% to $45.1 million and net sales of industrial grade CPC decreased 24.6% to $8.0 million.
        The decrease in anode grade CPC net sales was primarily the result of a 7.0% decline in the average per ton selling price coupled with a 3.2% decrease in sales volume to 298,657 tons. The decline in average selling price was attributable to the presence of excess CPC in the market and the effects of weak aluminum prices earlier in the year. The decrease in sales volume was a function of less shipments in the current year quarter due to timing.
        The decrease in industrial grade CPC net sales was the result of a 19.0% decrease in sales volume to 61,739 tons and a 6.8% decline in selling price. The decrease in sales volume was due mainly to lower shipments into the chemicals market due to competition from alternative materials. The decline in selling price was mainly due to softening in the titanium dioxide market.
        The Company's gross profit for the third quarter decreased by 12.7% to $14.5 million from $16.6 million in 1998. The decrease in gross profit was due to the decrease in sales discussed above partially offset by a decrease in cost of goods sold. The decrease in cost of goods sold was the result of both lower average per ton costs and lower sales volume. The average per ton cost decrease was principally due to lower raw material prices.

        Operating income decreased by 20.3% to $9.6 million from $12.0 million in the 1998 period. The decline in operating income was due to the decrease in gross profit discussed above and a 7.2% increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily the result of higher sales commission expense.
        Income before income taxes decreased 43.7% to $2.6 million from $4.6 million in the comparable 1998 period. The decrease was primarily attributable to the decline in operating income discussed above offset by a $0.5 million decrease in net interest expense. The decrease in net interest expense is due to lower debt as principal is repaid.
        The Company's effective tax rate increased to 44.9% in the 1999 period from 39.5% in the 1998 period primarily as a result greater amounts of non-deductable amortization of goodwill in 1999.
        Adjusted EBITDA for the third quarter decreased by 12.3% to $15.2 million in 1999 from $17.3 million in 1998 for the reasons set forth above.

Nine Months Ended September 30, 1999 Versus Nine Months Ended September 30,
1998.

        The Company's net sales for the nine months ended September 30, 1999 decreased 2.5% to $176.2 million from $180.7 million in the comparable 1998 period. Net sales of anode grade CPC decreased 4.7% to $143.7 million and net sales of industrial grade CPC increased 4.8% to $29.7 million.
        The decrease in anode grade CPC net sales was primarily the result of a 6.2% decline in the average per ton selling price partially offset by a 1.6% increase in sales volume to 933,268 tons. The decline in average selling price was attributable to the effects of weak aluminum prices earlier in the year and the presence of some excess CPC in the market. The increase in sales volume reflects the impact of the startup of a second kiln expansion at La Plata, Argentina.
        The increase in industrial grade CPC net sales was the result of a 13.2% increase in sales volume to 225,868 tons which was partially offset by an 7.4% decrease in selling price. The increase in sales volume was due mainly to greater shipments into the titanium dioxide market during 1999, while the decline in selling price was mainly due to strong competitive pressures in that market.
        The Company's gross profit for the nine months ended September 30, 1999 decreased by 4.6% to $45.9 million from $48.1 million in 1998. The decrease in gross profit was due to the decrease in sales discussed above partially offset by lower cost of goods sold. The decrease in cost of goods sold was the result of a decrease in average per ton costs, principally due to lower raw material prices, offset in large measure by higher sales volume and increased deprecia-tion expense related to the Acquisition. The additional Acquisition-related depreciation in 1999 compared to 1998 amounted to $2.3 million and represented 103.1% of the net change in cost of goods sold.
        Operating income increased by 8.8% to $31.3 million from $28.7 million in 1998. The improvement in operating income was due to a 24.5% decrease in selling, general and administrative expenses offset by the decrease in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the absense in 1999 of payments made in the prior year for certain non-recurring fees and expenses under agreements that were terminated upon consumation of the Acquisition, partially offset by increased amortization expense, related mainly to goodwill established when the Company was acquired, and higher sales commission and management fee expenses.
        Income before income taxes decreased 38.2% to $10.0 million from $16.2 million in 1998. The decrease was primarily attributable to a $9.4 increase in net interest expense offset by the improvement in operating income discussed above. The increase in net interest expense was due mainly to the greater amount of debt incurred by the Company in order to finance the Acquisition.
        The Company's effective tax rate decreased to 41.4% in the 1999 period from 42.2% as the tax effects of income from foreign operations present in the prior year period more than offset the higher amounts of non-deductable amortization of goodwill in 1999.
        An extraordinary loss on early extinguishment of debt of $7.1 million (net of income tax benefit of $4.0 million) was recognized during the period prior to the Acquisition in 1998. This loss relates to the premium and unamortized debt issuance costs associated with the tender offer for and repurchase of the 10% Senior Secured Notes in connection with the Acquisition. As a result of the factors discussed above, income for the nine months ended September 30, 1999 increased 158.8% to $5.9 million from $2.3 million in 1998.
        Adjusted EBITDA for the nine month period decreased by 1.0% to $48.3 million in 1999 from $48.8 million in 1998 for the reasons set forth above.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 1999 will be approximately $5.0 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility provides for borrowings of up to $25.0 million, including a $7.5 million sub-limit for letters of credit. As of November 5, 1999, no funds had been drawn down on this line of credit and approximately $3.2 million in letters of credit were outstanding.

Year 2000

        The Year 2000 ("Y2K") issue is the result of date-sensitive devices, systems and computer programs that were developed using two digits rather than four to define the applicable year. Any such technologies may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to engage in normal business activities.
        The Company has completed its Y2K compliance assessment and believes that as of the close of the third quarter of 1999 all remediation of critical systems has been accomplished. Costs for Y2K efforts are not being accumulated separately. It is the Company's opinion that the costs for all historical and any future remediation of remaining Y2K issues will not have a material adverse effect on the Company.
        The Company, like most companies, will also be subject to Y2K risk from its reliance on third parties for a wide variety of goods and servies, such as raw materials and electricity. While the extent to which such reliance could have a material adverse effect on the Company is indiscernible, based upon communications with its major customers and suppliers to determine the extent of their Y2K efforts, the Company believes its exposure to Y2K risk from these significant third party relationships is not material. The Company believes that appropriate actions have been taken to minimize the risk to its operations and financial condition.
        Contingency plans that address a reasonably likely worst-case scenario have been finalized as of September 30, 1999. These plans address the key systems and third parties that present potential significant risk. The plans analyze the strategies and resources necessary to restore operations in the unlikely event that an interruption does occur. The plans also outline a recovery program detailing the necessary participants, processes and equipment needed to restore operations.

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

Item 6.    Exhibits and Reports on Form 8-K

      (a)  List of Exhibits:

           Not applicable.

      (b)  Reports on Form 8-K

           The Company filed no reports on Form 8-K with the Commission during the three months ended September 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GREAT LAKES CARBON CORPORATION



Date:      11/5/99                 /s/James D. Mckenzie
                                   James D. McKenzie
                                   President and Chief Executive Officer