Form 10-Q
period 2000-03-31
GREAT LAKES CARBON CORP
filed 2000-05-12
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

                        GREAT LAKES CARBON CORPORATION

FORM 10-Q                                                       March 31, 2000
                                 CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 1999 and March 31, 2000. . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the three months ended March 31, 1999 and 2000. . . . . . . 4

          Condensed Consolidated Statements of Stockholder's Equity -
          For the three months ended March 31, 2000 . . . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows -
          For the three months ended March 31, 1999 and 2000. . . . . . . 6

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

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 11

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 11

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Great Lakes Carbon Corporation

                     Condensed Consolidated Balance Sheets

                       (In thousands, except share data)
                                                    December 31,    March 31,
                                                        1999          2000
                                                     ---------     ---------
                                                     (Audited)     (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                           $  7,102      $ 16,632
 Marketable securities                                      -           571
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 1999 and 2000                    32,738        25,800
 Inventories                                           35,920        39,081
 Prepaid expenses and other current assets              4,613         4,248
                                                     ---------     ---------
        Total current assets                           80,373        86,332

Property, plant and equipment, net                    202,874       199,483

Goodwill                                              171,747       170,628
Capitalized financing costs                            15,189        14,608
Other assets                                            8,042         7,389
                                                     ---------     ---------
Total assets                                         $478,225      $478,440
                                                     =========     =========

Liabilities and stockholder's equity

Current liabilities:
 Accounts payable                                    $ 12,544      $ 10,605
 Accrued expenses                                      12,768        17,748
 Income taxes payable                                   1,984         3,196
 Current portion of long-term debt                     12,434        12,981
                                                     ---------     ---------
        Total current liabilities                      39,730        44,530

Long-term debt, less current portion                  270,173       264,269
Other long-term liabilities                             6,804         6,822
Deferred taxes                                         56,936        56,051
Due to parent                                           1,435         1,495

Stockholder's equity:
 Common Stock, par  value $0.01 per share;
  1,000 shares authorized and outstanding                   -             -
 Additional paid-in capital                            92,380        93,000
 Retained earnings                                     10,767        12,273
                                                     ---------     ---------
        Total stockholder's equity                    103,147       105,273

Total liabilities and stockholder's equity           $478,225      $478,440
                                                     =========     =========

See accompanying notes.

                        Great Lakes Carbon Corporation

                Condensed Consolidated Statements of Operations

                                (Unaudited)

                                                 Three Months Ended March 31,
                                                     1999            2000
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  60,363       $  58,144
Cost of goods sold                                   44,524          43,827
                                                  ---------       ---------
        Gross profit                                 15,839          14,317

Selling, general and administrative expenses          4,805           4,523
                                                  ---------       ---------
        Operating income                             11,034           9,794

Other income (expense):
 Interest, net                                       (7,515)         (7,066)
 Other, net                                             287             217
                                                  ---------       ---------
                                                     (7,228)         (6,849)

        Income before income taxes                    3,806           2,945

Income taxes                                          1,480           1,439
                                                  ---------       ---------
Net income                                        $   2,326       $   1,506
                                                  =========       =========

See accompanying notes.

                        Great Lakes Carbon Corporation

            Condensed Consolidated Statement of Stockholders' Equity

                                (Unaudited)

                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholders'
                                  Stock     Capital    Earnings      Equity
                               ----------  ----------  ----------  ----------
                                               (In thousands)
<S >
Balance at December 31, 1999    $      -    $ 92,380    $ 10,767    $103,147

Net income                             -           -       1,506       1,506
Capital contribution                   -         620           -         620
                               ----------  ----------  ----------  ----------
Balance at March 31, 2000       $      -    $ 93,000    $ 12,273    $105,273
                               ==========  ==========  ==========  ==========

See accompanying notes.

                        Great Lakes Carbon Corporation

                 Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                 Three Months Ended March 31,
                                                     1999            2000
                                                  ---------       ---------
                                                        (In thousands)
Operating activities
Net income                                        $  2,326        $  1,506
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     5,674           5,864
   Deferred taxes                                     (447)           (885)
    Changes in operating assets and liabilities:
     Marketable securities                               -            (571)
     Accounts receivable                            (2,533)          6,938
     Inventories                                    (2,387)         (3,161)
     Prepaid expenses and other current assets         (44)            365
     Income taxes payable                            3,118           1,212
     Accounts payable and accrued expenses             737           3,041
     Other, net                                        497             712
                                                  ---------       ---------
Net cash provided by operating activities            6,941          15,021

Investing activities
 Capital expenditures                                 (967)           (667)
 Investment in GLAC Debentures                           -            (147)
                                                  ---------       ---------
Net cash used in investing activities                 (967)           (814)

Financing activities
 Repayment of long-term debt                        (2,039)         (5,357)
 Additions to long-term debt                         1,235               -
 Due to parent                                          18              60
 Capital contributions                                   -             620
                                                  ---------       ---------
Net cash used in financing activities                 (787)         (4,677)

Increase in cash and cash equivalents                5,187           9,530
Cash and cash equivalents at beginning of period    10,403           7,102
                                                  ---------       ---------
Cash and cash equivalents at end of period        $ 15,590        $  16,632
                                                  =========       =========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                               March 31, 2000

                                (Unaudited)


1.  Organization

Great Lakes Carbon Corporation (the "Company") is a producer of calcined petroleum coke ("CPC") principally for customers in the aluminum industry. The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts have been eliminated in consolidation.

On May 22, 1998, the Company was acquired by Great Lakes Acquisition Corp. ("GLAC"), a substantially wholly owned subsidiary of American Industrial Capital Fund II, L.P. ("AIP"), whereby GLAC acquired all of the Company's outstanding common stock in a transaction accounted for as a purchase (the "Acquisition"). The Acquisition and related transaction costs were funded by a cash contribution from GLAC of $92,380,000 (including $27,050,072 from the sale by GLAC of 13 1/8% Senior Discount Debentures), and proceeds of $175,000,000 from the sale by the Company of 10 1/4% Senior Subordinated Notes and $111,000,000 pursuant to a new credit facility entered into by the Company. Based upon estimates of fair value of assets acquired and liabilities assumed, goodwill of approximately $179,000,000 was established. This amount is being amortized on a straight-line basis over 40 years.

2.  Basis of Presentation

The accompanying financial statements as of March 31, 2000 reflect the consolidated financial position, results of operations, and cash flows of the Company subsequent to the date of Acquisition and include adjustments required under the purchase method of accounting. The principal amount related to the 13 1/8% Senior Discount Debentures sold by GLAC has not been reflected in the Company's financial statements as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the results of operations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, File No. 333-59545.

3.  Inventories

Inventories are as follows:

                                       December 31,      March 31,
                                          1999             2000
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  20,286        $  20,587
     Finished goods                        9,334           11,996
     Supplies and spare parts              6,300            6,498
                                       ---------        ---------
                                       $  35,920        $  39,081
                                       =========        =========

                        Great Lakes Carbon Corporation
                               and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (continued)

                               March 31, 2000

                                (Unaudited)


4.  Accrued Expenses

Accrued expenses included interest payable of $2,764,000 and $7,485,000 and employee profit sharing payable of $2,202,000 and 524,000 at December 31, 1999 and March 31, 2000, respectively.

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


Results of Operations

Three Months Ended March 31, 2000 Versus Three Months Ended March 31, 1999.

        The Company's net sales for the quarter ended March 31, 2000 decreased 3.7% to $58.1 million from $60.4 million in the comparable 1999 period. Net sales of anode grade CPC decreased 8.7% to $44.7 million and net sales of industrial grade CPC decreased 3.0% to $10.5 million. In addition, net sales for the quarter included RPC trading transactions totaling $2.5 million on volume of 55,349 tons for which there was no comparable activity in the prior year period.
        The decrease in anode grade CPC net sales was primarily the result of a 7.5% decline in the average per ton selling price attributable to the lingering effects of weak aluminum prices during 1999 and the presence of excess CPC in the market. Sales volume remained essentially unchanged at 307,871 tons, a decrease of 1.3% (or 4,021 tons) from last year.
        The decrease in industrial grade CPC net sales was the result of a 3.0% decrease in selling price as sales volume remained essentially unchanged at 83,196 tons, a decrease of 0.2% (or 156 tons) from last year. The decrease in selling price was due mainly to lower prices for sales into the titanium dioxide and chemical markets.
        The Company's gross profit for the first quarter decreased by 9.6% to $14.3 million from $15.8 million in 1999. The decrease in gross profit was due to the decrease in sales discussed above partially offset by a decrease in cost of goods sold. The lower cost of goods sold was mainly the result of a decrease in average per ton raw material costs offset in large measure by higher sales volume.
        Operating income decreased by 11.2% to $9.8 million from $11.0 million in the 1999 period. The decline in operating income was due to the decrease in gross profit discussed above offset by a 5.9% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of lower management fee expense.
        Income before income taxes decreased 22.6% to $2.9 million from $3.8 million in the comparable 1999 period. The decrease was primarily attributable to the decline in operating income discussed above partially offset by lower net interest expense. The decrease in net interest expense was due mainly to normal debt reduction.
        The Company's effective tax rate increased to 48.9% in the 2000 period from 38.9% in the 1999 period primarily as a result of the tax effects of non-deductible amortization of goodwill in the current period. As a result of the factors discussed above, net income for the three months ended March 31, 2000 decreased 35.3% to $1.5 million from $2.3 million in the 1999 period.
        Adjusted EBITDA for the first quarter decreased by 7.5% to $15.6 million in 2000 from $16.8 million in 1999 for the reasons set forth above.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2000 will be approximately $4.5 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of May 8, 2000, no funds had been drawn down, and approximately $2.7 million in letters of credit were outstanding under the facility.



PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Refer to the Company's annual report on form 10K dated
          March 30, 2000.

Item 2.   Change in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

      	  (a)  List of Exhibits:

          Not applicable.

          (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GREAT LAKES CARBON CORPORATION



Date: 5/8/00                      /s/James D. McKenzie
                                  James D. McKenzie
                                  President and Chief Executive Officer