Form 10-Q
period 2000-09-30
GREAT LAKES CARBON CORP
filed 2000-11-13
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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

                        GREAT LAKES CARBON CORPORATION

FORM 10-Q                                                   September 30, 2000
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets -
          December 31, 1999 and September 30, 2000 . . . . . . . . . . . .3

          Consolidated Statements of Operations -
          For the nine months ended September 30, 1999 and 2000. . . . . .4

          Consolidated Statements of Operations -
          For the three months ended September 30, 1999 and 2000 . . . . .5

          Consolidated Statement of Stockholders' Equity -
          For the nine months ended September 30, 2000 . . . . . . . . . .6

          Consolidated Statements of Cash Flows -
          For the nine months ended September 30, 1999 and 2000. . . . . .7

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

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 12


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Great Lakes Carbon Corporation
                               and Subsidiaries

                         Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                    December 31,  September 30,
                                                        1999          2000
                                                     ---------     ---------
                                                     (Audited)     (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                           $  7,102      $ 16,228
 Marketable securities                                      -           501
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 1999 and 2000                    32,738        38,085
 Inventories                                           35,920        37,538
 Prepaid expenses and other current assets              4,613         4,428
                                                     ---------     ---------
        Total current assets                           80,373        96,780

Property, plant and equipment, net                    202,874       193,885

Goodwill                                              171,747       168,391
Capitalized financing costs                            15,189        13,447
Other assets                                            8,042         7,135
                                                     ---------     ---------
Total assets                                         $478,225      $479,638
                                                     =========     =========

Liabilities and stockholder's equity

Current liabilities:
 Accounts payable                                    $ 12,544      $ 14,750
 Accrued expenses                                      12,768        19,259
 Income taxes payable                                   1,984         1,256
 Current portion of long-term debt                     12,434        16,955
                                                     ---------     ---------
        Total current liabilities                      39,730        52,220

Long-term debt, less current portion                  270,173       254,612
Other long-term liabilities                             6,804         7,271
Deferred taxes                                         56,936        54,977
Due to parent                                           1,435         1,607

Stockholder's equity:
 Common Stock, par  value $0.01 per share;
  1,000 shares authorized and outstanding                   -             -
 Additional paid-in capital                            92,380        93,000
 Retained earnings                                     10,767        15,951
                                                     ---------     ---------
        Total stockholder's equity                    103,147       108,951
                                                     ---------     ---------
Total liabilities and stockholder's equity           $478,225      $479,638
                                                     =========     =========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

                     Consolidated Statements of Operations

                                 (Unaudited)

                                               Nine Months Ended September 30,
                                                     1999            2000
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $ 176,180       $ 183,213
Cost of goods sold                                  130,277         137,183
                                                  ---------       ---------
        Gross profit                                 45,903          46,030

Selling, general and administrative expenses         14,630          14,469
                                                  ---------       ---------
        Operating income                             31,273          31,561

Other income (expense):
 Interest, net                                      (22,193)        (21,209)
 Other, net                                             949             812
                                                  ---------       ---------
                                                    (21,244)        (20,397)

        Income before income taxes                   10,029          11,164

Income taxes                                          4,157           5,980
                                                  ---------       ---------
Net income                                        $   5,872       $   5,184
                                                  =========       =========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

                     Consolidated Statements of Operations

                                 (Unaudited)

                                              Three Months Ended September 30,
                                                     1999            2000
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  53,814       $  61,352
Cost of goods sold                                   39,316          45,742
                                                  ---------       ---------
        Gross profit                                 14,498          15,610

Selling, general and administrative expenses          4,919           5,166
                                                  ---------       ---------
        Operating income                              9,579          10,444

Other income (expense):
 Interest, net                                       (7,263)         (7,040)
 Other, net                                             252             156
                                                  ---------       ---------
                                                     (7,011)         (6,884)

        Income before income taxes                    2,568           3,560

Income taxes                                          1,152           2,107
                                                  ---------       ---------
Net income                                        $   1,416       $   1,453
                                                  =========       =========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

                 Consolidated Statement of Stockholder's Equity

                                 (Unaudited)

                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholder's
                                  Stock     Capital    Earnings      Equity
                               ----------  ----------  ----------  ----------
                                               (In thousands)
<S >
Balance at December 31, 1999    $      -    $ 92,380    $ 10,767    $103,147

Net income                             -           -       5,184       5,184
Capital contribution                   -         620           -         620
                               ----------  ----------  ----------  ----------
Balance at September 30, 2000   $      -    $ 93,000    $ 15,951    $108,951
                               ==========  ==========  ==========  ==========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

                     Consolidated Statements of Cash Flows

                                 (Unaudited)

                                               Nine Months Ended September 30,
                                                     1999            2000
                                                  ---------       ---------
                                                        (In thousands)
Operating activities
Net income                                        $  5,872        $  5,184
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     17,057          17,619
  Deferred taxes                                    (1,638)         (1,959)
   Changes in operating assets and liabilities:
    Marketable securities                                -            (501)
    Accounts receivable                            (10,582)         (5,347)
    Inventories                                      1,395          (1,618)
    Prepaid expenses and other current assets        2,869             185
    Income taxes payable                             3,174            (728)
    Accounts payable and accrued expenses           (3,394)          8,697
    Other, net                                       2,093           1,499
                                                  ---------       ---------
Net cash provided by operating activities           16,846          23,031

Investing activities
 Capital expenditures                               (3,553)         (3,211)
 Investment in GLAC Debentures                           -            (446)
                                                  ---------       ---------
Net cash used in investing activities               (3,553)         (3,657)

Financing activities
 Repayment of long-term debt                        (9,523)        (11,040)
 Additions to long-term debt                         1,235               -
 Due to parent                                         151             172
 Capital Contributions                                   -             620
                                                  ---------       ---------
Net cash used in financing activities               (8,138)        (10,248)
                                                  ---------       ---------
Increase in cash and cash equivalents                5,155           9,126
Cash and cash equivalents at beginning of period    10,403           7,102
                                                  ---------       ---------
Cash and cash equivalents at end of period        $ 15,558        $ 16,228
                                                  =========       =========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                              September 30, 2000

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

2.  Basis of Presentation

The accompanying financial statements as of September 30, 2000 do not reflect the principal amount related to the 13 1/8% Senior Discount Debentures sold by GLAC as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures.

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

                              September 30, 2000

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

4.  Inventories

Inventories are as follows:


                                      December 31,     September 30,
                                          1999             2000
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  20,286        $  21,197
     Finished goods                        9,334            9,393
     Supplies and spare parts              6,300            6,948
                                       ---------        ---------
                                       $  35,920        $  37,538
                                       =========        =========

5.  Accrued Expenses

Accrued expenses included interest payable of $2,764,000 and $7,968,000 and employee profit sharing payable of $2,202,000 and $1,590,000 at December 31, 1999 and September 30, 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        This Form 10-Q contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "should," "plans," or "continue" or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, the factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.

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

        Effective October 20, 2000, an agreement covering the receipt of revenue from the delivery of flue gas to a waste heat recovery facility owned and operated by a third party at the Company's Port Arthur, TX plant site terminated. The Company is currently in discussions with third parties interested in restarting the facility. The revenue realized by the Company in connection with this activity, which was treated as a reduction to cost of goods sold, was $1.8 million for the year 1999 and $1.6 million for the nine months ended September 30, 2000.


Results of Operations

Three Months Ended September 30, 2000 Versus Three Months Ended September 30, 1999.

        The Company's net sales for the quarter ended September 30, 2000 increased 14.0% to $61.4 million from $53.8 million in the comparable 1999 period. Net sales of anode grade CPC increased 0.7% to $45.4 million and net sales of industrial grade CPC increased 69.5% to $13.6 million. In addition, net sales for the quarter included RPC trading transactions totaling $1.8 million on volume of 44,211 tons for which there was no comparable activity in the prior year period.
        The increase in anode grade CPC net sales was primarily the result of a 4.3% increase in sales volume to 311,476 tons partially offset by a 3.5% decline in the average per ton selling price. The volume increase was a function of routine period to period scheduling fluctuations. The decline in selling prices was attributable to the lingering effects of weak aluminum prices coupled with the presence of excess CPC in the market.
        The increase in industrial grade CPC net sales was the result of a 76.9% increase in sales volume to 109,222 tons offset slightly by a 4.2% decrease in selling price. Higher shipments, primarily to titanium dioxide and chemical accounts, drove the volume increase, while lower prices for product going into recarb and chemical markets accounted for the decline in average selling prices.
        The Company's gross profit for the third quarter increased by 7.7% to $15.6 million from $14.5 million in 1999. The increase in gross profit was due to the increase in sales discussed above partially offset by higher cost of goods sold. The increase in cost of goods sold was the result of higher sales volume partially offset primarily by lower average per ton raw material costs.
        Operating income increased by 9.0% to $10.4 million from $9.6 million in the 1999 period. The improvement in operating income was due to the increase in gross profit discussed above offset in part by a 5.0% increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was mainly the result of higher sales commission expense.
        Income before income taxes increased 38.6% to $3.6 million from $2.6 million in the comparable 1999 period. The increase was primarily attributable to the improvement in operating income discussed above and lower net interest expense. The lower net interest expense was due primarily due to the effects of continued debt reduction.
        The Company's effective tax rate increased to 59.2% in 2000 from 44.9% in the corresponding 1999 period primarily as a result of the effect of ratably amortizing permanently non-deductible tax items, such as goodwill, on pre-tax book income in the current year.
        As a result of the factors discussed above, net income for the three months ended September 30, 2000 increased 2.6% to $1.5 million from $1.4 million in 1999 period.
        Adjusted EBITDA for the third quarter increased by 7.2% to $16.3 million in 2000 from $15.2 million in 1999 as a result of the increase in operating income discussed above and an increase to the add-back adjustment for depreciation/amortization of $0.2 million.


Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30,
1999.

        The Company's net sales for the nine months ended September 30, 2000 increased 4.0% to $183.2 million from $176.2 million in the comparable 1999 period. Net sales of anode grade CPC decreased 3.9% to $138.1 million and net sales of industrial grade CPC increased 19.1% to $35.3 million. In addition, year-to-date net sales included RPC trading transactions totaling $8.3 million on volume of 199,805 tons compared to a total of $0.9 million on 44,515 tons posted in the prior year period.
        The decrease in anode grade CPC net sales was primarily the result of a 5.5% decline in the average per ton selling price partially offset by a 1.7% increase in sales volume to 948,922 tons. The decline in the average per ton selling price was attributable to the lingering effects of weak aluminum prices during 1999 and the presence of excess CPC in the market. The volume increase was a function of routine period to period scheduling fluctuations.
        The increase in industrial grade CPC net sales was the result of a 24.8% increase in sales volume to 281,812 tons which was partially offset by a 4.5% decrease in selling price. Higher shipments across all market segments contributed to the volume increase, while lower pricing of recarb and chemical accounts was the principal reason for the decline in average selling prices.
        The Company's gross profit for the nine months ended September 30, 2000 increased by 0.3% to $46.0 million from $45.9 million in 1999. The increase in gross profit was due to the increase in sales discussed above largely offset by higher cost of goods sold. The increase in cost of goods sold was the result of higher sales volume largely offset primarily by lower average per ton raw material costs.
        Operating income increased by 0.9% to $31.6 million from $31.3 million in 1999. The increase in operating income was due to and a 1.1% decrease in selling, general and administrative expenses and the increase in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of lower management fees and travel expense partially offset by higher sales commissions.
        Income before income taxes increased 11.3% to $11.2 million from $10.0 million in 1999. The increase was primarily attributable to lower net interest expense and the increase in operating income discussed above. The lower net interest expense was due primarily due to the effects of continued debt reduction.
        The Company's effective tax rate increased to 53.6% in 2000 from 41.4% in the corresponding 1999 period primarily as a result of the effect of ratably amortizing permanently non-deductible tax items, such as goodwill, on pre-tax book income in the current year.
        As a result of the factors discussed above, net income for the nine months decreased 11.7% to $5.2 million in 2000 from $5.9 million in 1999.
        Adjusted EBITDA for the year-to-date period increased by 1.3% to $48.9 million in 2000 from $48.3 million in 1999 as a result of the increase in operating income discussed above and increases/(decreases) to the add-back adjustments for depreciation/amortization of 0.6 million and AIP management fee expenses of $(0.2) million.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2000 will be approximately $5.0 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of November 3, 2000, no funds had been drawn down, and approximately $1.1 million in letters of credit were outstanding under this facility.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 10 1/4% Senior Subordinated Notes or the 13 1/8% Senior Discount Debentures issued by GLAC.


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

Item 6.   Exhibits and Reports on Form 8-K

      	  (a)  List of Exhibits:

          Not applicable.

          (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K with the Commission during the three months ended September 30, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GREAT LAKES CARBON CORPORATION



Date: 11/3/00                     /s/James D. McKenzie
                                  James D. McKenzie
                                  President and Chief Executive Officer