Form 10-K
period 2000-12-31
GREAT LAKES CARBON CORP
filed 2001-03-26
CIK 1002664

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

		      DOCUMENTS INCORPORATED BY REFERENCE
                                    None

                         GREAT LAKES CARBON CORPORATION

         Annual Report on Form 10-K for the Year Ended December 31, 2000

                               Table of Contents
                                                                          Page
                                    PART I
Item  1.  Business.........................................................1

Item  2.  Properties.......................................................5

Item  3.  Legal Proceedings................................................5

Item  4.  Submission of Matters to Vote of Security Holders................5

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................6

Item  6.  Selected Financial Data..........................................6

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................8

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......13

Item  8.  Financial Statements and Supplementary Data......................13

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................13

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant...............14

Item 11.  Executive Compensation...........................................15

Item 12.  Security Ownership of Certain Beneficial Owners and Management...19

Item 13.  Certain Relationships and Related Transactions...................20

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..21

Index to Financial Statements.............................................F-1

                                    PART I

Item 1.  Business

Introduction

        Great Lakes Carbon Corporation (the "Company" or "GLC") is the largest producer of calcined petroleum coke ("CPC") in the world. Anode grade CPC is the principal raw material used in the production of carbon anodes for use in aluminum smelting. Anode grade CPC sales represented 75% of the Company's total 2000 sales. The Company also sells industrial grade CPC for use in the production of titanium dioxide, as a carbon additive in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets. The Company produces CPC from raw petroleum coke ("RPC"), a by-product of petroleum refining, utilizing a high-temperature, rotary-kiln process developed by the Company in the 1930's.
        The Company operates rotary kilns having a total capacity of 1.6 million tons at plant sites in Port Arthur, Texas; Enid, Oklahoma; and through a wholly-owned subsidiary, Copetro S. A. ("Copetro"), at the port of La Plata, Argentina.
        On May 22, 1998, American Industrial Partners (AIP), a private investment fund, acquired all of the issued and outstanding capital stock of the Company, through Great Lakes Acquisition Corp. ("GLAC") a corporation formed by AIP. In connection with the transaction, the Company redeemed all of its then outstanding 10% Senior Secured Notes due 2006 in an aggregate principal amount of $65.0 million plus a tender premium of $9.1 million (not including accrued interest) through a public tender offer consummated concurrently with the Acquisition.
        The acquisition was financed by, (i) an equity contribution by AIP and affiliates of, and certain other individuals associated with AIP of $65 million and $330,000, respectively, to GLAC in exchange for common equity of GLAC, (ii) a contribution by GLAC of $92.4 million (the sum of $65.3 million of the AIP equity contribution and the proceeds from the issuance and sale by GLAC of 13 1/8% Senior Discount Debentures) to the equity of the Company, (iii) borrowings by the Company pursuant to a syndicated senior secured agreement in an aggregate principal amount of $111.0 million (the "Term Loans") and (iv) the sale by the Company of $175.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2008 (the "Notes").

Description of Principal Markets

Anode Grade CPC

        Carbon anodes, which are manufactured utilizing anode grade CPC, are used by every primary aluminum smelter in the world as a key component in aluminum smelting pot lines. Carbon anodes act as conductors of electricity and as a source of carbon in the electrolytic cell that reduces alumina into aluminum metal. In this electrochemical aluminum smelting process, the carbon anodes, and hence the CPC, are consumed. Carbon anode manufacturers, predominantly captive operations of aluminum smelting companies, purchase anode grade CPC, mix it with pitch binders, press the mixture into blocks and then bake the mixture to form a finished, hardened carbon anode. The quality of the anode grade CPC, in terms of both its physical and chemical properties, has an effect on carbon anode life, which is an important economic factor in aluminum production, and on the amount of impurities in the finished aluminum metal. Anode grade CPC is approximately 97% pure carbon; however, anode grade CPC does vary based on the content of sulfur and other trace elements in the finished product as well as on its physical properties. GLC produces a full range of anode grade CPC, which is typically sold in bulk shipments, tailored to the specific needs of its aluminum company customers.
        Worldwide demand for anode grade CPC is directly tied to the global production of primary aluminum. For the sixth year in a row, aluminum production increased primarily due to the expansion of existing smelting capacity. As a result of the continued strong demand for CPC, the Company operated at near effective capacity in 2000.
	In June 2000, Alcoa, Inc. ("Alcoa") confirmed a financial analyst report that it is working on the development of an inert anode, which would replace the use of carbon anodes in aluminum smelting. Alcoa stated that significant operating and capital investment savings could be obtained with inert anodes together with certain environmental benefits in the form of the reduction and elimination of certain emissions.
	Inert anode development has been pursued for decades by various organizations, including the U.S. Department of Energy ("DOE"). Although various compositions of inert anodes have been explored, as late as 1999 the DOE concluded that no fully acceptable inert materials had yet been revealed. In subsequent statements Alcoa has indicated that although their research to date has been encouraging, there is no assurance that the inert anode they are
developing will be successful in commercial operation.   While the research
being conducted by Alcoa (and possibly others) is to a large extent confidential, the Company believes that there are many technical barriers to be overcome before inert anode technology becomes commercially viable.

Industrial Grade CPC

        CPC is also used in a number of other (non-aluminum) applications, which the Company refers to as industrial grade CPC. These include sales of CPC for use in the production of titanium dioxide, as a recarburizer, i.e., carbon additive, in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets.
        Titanium dioxide is a widely used brilliant white pigment, the primary applications for which are in paints, plastics and paper. Industrial grade CPC is used as an energy and carbon source in the production of titanium dioxide from titanium-bearing ores using the chloride process and is also used as a recarburizer in the production of steel and foundry products and as a carbon source in certain chemical processes.
        Industrial grade CPC is generally similar to anode grade CPC in its physical characteristics, but typically has higher chemical impurities. In addition, industrial grade CPC is usually further processed to meet sizing specifications and packaged for sale to end users in smaller quantities than is anode grade CPC.

Raw Materials and Suppliers

        CPC is sold in a world market. However, calcining and transportation economics dictate that producers of CPC are most efficiently located near petroleum refining operations, which are the source of RPC, the raw material used to produce CPC. RPC is a by-product of the oil refining process, constituting the solid fraction remaining after the refinery has essentially removed all of the liquid petroleum products from the crude oil. Many, but not all, oil refineries produce RPC. Sales of RPC do not constitute a material portion of oil refiners' revenues. Because a substantial portion of worldwide petroleum refining capacity is based domestically, the United States has a majority of worldwide CPC production capacity. CPC quality, which is extremely important to aluminum smelters, is highly dependent upon the quality of the RPC utilized in the calcining process. The RPC produced by different oil refineries covers a range of physical and chemical properties depending upon both the types of crude oils being refined and the specific process being employed by the refinery. Only a portion of the RPC produced by the world's oil refineries is of suitable quality for producing anode grade or industrial grade CPC, with anode grade requirements being generally more stringent than industrial grade requirements. If the RPC produced by a refinery is not of sufficient quality for calcining, it is typically sold for its fuel value at a substantially lower price.
        The Company purchases a range of RPC from a number of domestic and international oil refineries with the objective of blending these cokes to meet the specific quality requirements of its customers at the lowest raw material cost. RPC is typically purchased by the Company under contracts with a term of one or more years, although the Company does make some spot purchases. In 2000 the Company purchased approximately 54% of its RPC requirements from three petroleum refiners.

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

Marketing

        The Company sells its CPC to end users through its direct sales staff and exclusive sales representatives. Substantially all sales are shipped directly to end-users. GLC's domestic sales activity is handled by the Company's direct sales staff. Internationally, GLC's direct sales staff is supplemented by exclusive sales representatives.
        The Company typically sells anode grade CPC under contracts with terms of one or more years, although a small percentage is sold on a spot basis. CPC is shipped by the Company in bulk quantities to its customers via truck, rail, barge or ocean-going vessel. Industrial grade CPC is generally sold to customers under annual contracts or on a purchase order basis and is shipped in smaller quantities in bulk or packaged to meet customer requirements.
        In 2000 approximately 37% of the Company's net sales were to U.S.-based customers and approximately 63% were to customers in international markets. Approximately 59.8% of the Company's 2000 net sales were made to five customers with Alcoa and Aluminium Bahrain accounting for 25.8% and 14.5% of the Company's net sales, respectively.

Competition

        The Company is the largest producer of CPC in the world and competes with domestic and foreign calciners in a worldwide market with respect to both anode and industrial grade CPC sales. Marketing of CPC to both anode and industrial grade customers is based primarily on price and quality.
Worldwide demand for anode grade CPC is tied directly to the global production of primary aluminum. Sales of industrial grade CPC are dependent on the particular demands of the titanium dioxide, steel and foundry, and certain chemical markets. GLC is one of five major domestic calciners of anode grade CPC. Two calciners, GLC and Calciner Industries, Inc., are independent. The other calciners are Atlantic Richfield Co. (ARCO), whose petroleum refining operations provide its raw material supply, Alcoa (formally Reynolds Metals
Co), which uses some of its CPC for internal consumption, and Venture Coke Company (Venco), which is 50% owned by Conoco, Inc.

Employees

        As of December 31, 2000 the Company employed 255 persons. The Company is a party to collective bargaining agreements at two of its three facilities, covering approximately one-third of its employees. A new collective bargaining agreement with the International Association of Machinists and Aerospace Workers, which covers hourly employees at the Enid, Oklahoma facility, expires in 2004. Certain employees at the La Plata, Argentina facility of Copetro are covered by an annual labor contract which basic terms are governed by Argentine federal labor legislation. The Port Arthur plant is operated with a non-union workforce.

Patents, Trademarks

        None of the Company's business is dependent upon any patents or other intellectual property.

Environmental Matters

        The Company's facilities and operations are subject to various federal, state and local and foreign governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality. The Company believes that it possesses all of the permits required for the conduct of its operations and that it is currently in material compliance with all relevant environmental regulations. The Company spent approximately $1.1 million on capital expenditures related to pollution control facilities in 2000 and anticipates spending approximately $1.5 million in both 2001 and 2002.
        The Clean Air Act was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities may be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency and state environmental agencies over the next several years. At this time, the Company cannot estimate when new standards will be imposed or what control technologies or changes in processes the Company may be required to install or undertake. Based on information currently available to it, the Company believes that attaining compliance with such regulations will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2.  Properties

        The Port Arthur facility has four kilns that have the capacity to produce 700,000 tons per year of CPC. Port Arthur is also the site of the Company's primary laboratory and testing facility. Port Arthur has substantial CPC storage capacity and the capability to receive and ship product by truck, rail, barge or ocean-going vessel. The 115-acre Port Arthur property is leased by the Company under a long-term lease, which was originally executed in the 1930's and the most recent renewal of which expires at the start of 2010. Effective October 20, 2000, an agreement covering the receipt of revenue from the delivery of flue gas to a waste heat recovery facility owned and operated by a third party at the Company's Port Arthur, Texas plant site terminated.
The Company is currently in discussions with another third party interested in estarting the facility. The revenue realized by the Company in connection with this activity, which was treated as a reduction to cost of goods sold, was $1.8 million and $2.2 million for the years 1999 and 2000, respectively.
        The Enid facility has three kilns that have the capacity to produce 500,000 tons per year of CPC. The Enid plant has the capability to receive and ship material by truck or rail and is located on 320 acres of property that is owned by the Company.
        The La Plata, Argentina facility operated by Copetro has two kilns with the capacity to produce 440,000 tons per year of CPC. The Copetro capacity was doubled when a second 220,000-ton kiln was built in 1998. The plant is located on 30 acres of land at the port of La Plata. The plant has the capability to receive RPC by rail or truck and to ship CPC by truck or ocean-going vessel.
        The Company's principal business office is located at 4 Greenspoint Plaza, Suite 2200, 16945 Northchase Drive, Houston, Texas 77060 under a lease expiring in January 2006.
        The Company's executive office is located in leased space at 551 Fifth Avenue, Suite 3600, New York, New York 10176.

Item 3.  Legal Proceedings

        The Company is a party to legal proceedings that are in various stages of resolution. Management, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or financial position of the Company.


Item 4.  Submission of Matters to Vote of Security Holders

        No matters were submitted for vote of security holders of the Company during the three months ended December 31, 2000.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        (a) There is no established market in which the Company's Common Stock, par value $0.01 per share (the "Common Stock"), is publicly traded, because all of such Common Stock is privately held.
        (b) As of the date of this annual report, GLAC is the holder of all of the Company's common stock.
        (c) During 2000 no cash dividends were declared by the Board of Directors. Any future determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's debt instruments limit the conditions under which the Company may pay a cash dividend on its outstanding Common Stock.


Item 6.  Selected Financial Data

        The following table sets forth selected financial data of the Company from May 22, 1998 to December 31, 1998 and for the period then ended and as of and for the years ended December 31, 1999 and 2000 and for the predecessor company as of and for the years ended December 31, 1996 and 1997, and from January 1, 1998 to May 21, 1998 and for the period then ended. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

                                         Period    Period
                                         Jan. 1    May 22
                        Year Ended         to        to          Year Ended
                        December 31,     May 21    Dec.31        December 31,
                      1996      1997      1998      1998      1999       2000
                    --------- --------- --------- --------- --------- ---------
Statement of
  Operations Data:
------------------
Net sales           $242,744  $231,911  $ 90,849  $146,003  $234,544  $245,249
Gross Profit          66,373    59,521    23,681    39,255    62,751    60,883
Operating income      51,052    41,011    10,611    27,974    42,500    41,031
Other expense          8,345     6,336     2,248    19,505    28,423    27,114

Income before
  income tax and
  extraordinary item  42,707    34,675     8,363     8,469    14,077    13,917

Income tax expense    15,148    12,691     2,839     5,714     6,387     6,473

Extraordinary (loss)
  gain, net of tax         -         -    (7,113)        -       322     3,804
                    --------- --------- --------- --------- --------- ---------
Net income (loss)   $ 27,559  $ 21,984  $ (1,589) $  2,755  $  8,012  $ 11,248
                    ========= ========= ========= ========= ========= =========

Adjusted EBITDA(1):
-------------------
Operating income    $ 51,052  $ 41,011  $ 10,611  $ 27,974  $ 42,500  $ 41,031
Depreciation and
  amortization         9,295     9,955     3,443    12,013    20,410    21,708
AIP fees & expenses        -         -         -     1,185     2,305     2,568
HII Payments
  terminated at
  Acquisition:
    Fees and
     expenses          1,696     1,436     8,831        22         -         -
    Other related
      agreements       4,520     6,780       318         -         -         -
                    --------  --------- --------- --------- --------- ---------
Total adjusted
  EBITDA            $ 66,563  $ 59,182  $ 23,203  $ 41,194  $ 65,215  $ 65,307
                    ========= ========= ========= ========= ========= =========

Balance sheet data
------------------
Total assets        $148,905  $174,911  $182,342  $490,753  $478,225  $473,573
Total debt          $ 72,885  $ 84,014  $ 88,781  $298,617  $282,607  $263,138

(1) Adjusted EBITDA represents operating income before depreciation, amortization, HII fees and payments pursuant to employment and consulting agreements, which were terminated upon consummation of the Acquisition and on-going AIP fees and expenses. Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        This Form 10-K contains certain forward-looking statements, including, without limitation, statements concerning the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as may, will, expect, intend, estimate, anticipate, believe, should, plans or continue, or the negative thereof or variations thereon or similar terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These forward-looking statements are subject to a number of risks and uncertainties, including, the factors discussed in the Company's filings with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements.


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

        As further discussed in Note 1 to the Consolidated Financial Statements the Acquisition was accounted for as a purchase. Accordingly, the operating results for the periods subsequent to May 21, 1998 reflect the results of operations of the Company subsequent to the Acquisition and include the impact of adjustments required under the purchase method of accounting.


Results of Operations

Year Ended December 31, 2000 Versus Year Ended December 31, 1999

        The Company's net sales for the year ended December 31, 2000 increased 4.6% to $245.2 million from $234.5 million in 1999. Net sales of anode grade CPC decreased 3.7% to $183.6 million while net sales of industrial grade CPC increased 20.5% to $48.4 million. In addition, as a result of the Company's RPC marketing activities, initiated on a very limited scale in the second-half of 1999, net sales for 2000 included RPC trading revenue of $11.2 million on volume of 269,382 tons, up from $1.3 million and 65,596 tons in the prior year.
        The decrease in anode grade CPC net sales was primarily the result of a 4.1% decrease in average selling prices slightly offset by a 0.4% increase in sales volume to 1,251,640 tons. The decline in selling prices was attributable to the lingering effects of weak aluminum prices earlier in the year and the presence of excess CPC in the market. The volume increase was a function of routine period-to-period scheduling fluctuations.
        The increase in industrial grade CPC net sales was the result of a 25.5% increase in sales volume to 385,014 tons, which was partially offset by a 4.0% decrease in selling price. Higher shipments, primarily to titanium dioxide and chemical accounts, drove the volume increase, while lower prices for product going into recarb and chemical markets accounted for the price decline.
        Gross profit for the year decreased by 3.0% to $60.9 million from $62.8 million in the prior year. The decrease in gross profit was due to an increase in cost of goods sold partially offset by the increase in sales discussed above. The increase in cost of goods sold was the result of higher sales volume offset partially by lower average per ton costs, principally for raw materials. Additional Acquisition-related depreciation in 2000 compared to 1999 amounted to $1.4 million and represented approximately 75% of the decline in gross profit.
        Operating income decreased by 3.5% to $41.0 million from $42.5 million in 1999. The decline in operating income was to due the decrease in gross profit discussed above offset in part by a 2.0% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of lower professional fees and employee compensation and benefits partially offset by higher sales commissions and management fees.
        Income before income taxes decreased 1.1% to $13.9 million from $14.1 million in 1999. The decrease was primarily attributable to the decline in operating income discussed above offset by a $1.2 million decrease in net interest expense principally due to the effects of continued debt reduction.
        The Company's effective tax rate remained essentially unchanged year-to-year as it increased slightly to 46.5%from 45.4% in 1999.
        An extraordinary gain related to repurchases of debt of approximately $3,804,000 (net of income tax expense of $2,048,000) was recognized in 2000.
        As a result of the factors discussed above, net income for the year ended December 31, 2000 increased 40.4% to $11.2 million from $8.0 million in 1999.
	Adjusted EBITDA remained essentially unchanged relative to last year, increasing 0.1% to $65.3 million in 2000 from $65.2 million in 1999, as increases to add-back adjustments for depreciation/amortization and AIP management fee expenses of $1.3 million and $0.4 million, respectively, more that offset the decrease in operating income discussed above.


Year Ended December 31, 1999 Versus Year Ended December 31, 1998

        The Company's net sales for the year ended December 31, 1999 decreased 1.0% to $234.5 million from $236.9 million in 1998. Net sales of anode grade CPC decreased 4.3% to $190.6 million while net sales of industrial grade CPC increased 12.1% to $40.2 million.
        The decrease in anode grade CPC net sales was primarily the result of a 6.8% decrease in average selling prices partially offset by a 2.7% increase in sales volume to 1,246,616 tons. This decline in average selling price is attributable to the effects of weak aluminum prices earlier in the year and the presence of excess CPC in the market. The increase in sales volume of anode grade CPC, as well as industrial grade CPC referred to below, reflects the startup of a second kiln expansion at La Plata, Argentina.
        The increase in industrial grade CPC net sales was the result of a 22.1% increase in sales volume to 306,696 tons, which was partially offset by an 8.1% decrease in selling price. The increase in sales volume was due mainly greater shipments into the relatively lower priced titanium dioxide market in 1999.
        During 1999 the Company entered into an arrangement with Repsol/YPF, the largest oil refiner in Argentina, and its major RPC supplier, whereby the Company purchased and resold 65,596 tons of RPC production into international fuel grade markets. Sales of $1.3 million were generated with respect to these transactions.
        The Company's 1999 gross profit remained essentially unchanged compared to 1998, decreasing only 0.3% to $62.8 million from $62.9 million in the prior year. The decrease in gross profit was due to the decline in sales discussed above partially offset by a reduction in cost of goods sold. The reduction in cost of goods sold was the result of a decrease in average per ton costs, principally due to lower raw material costs, offset in large part by higher sales volume. The additional Acquisition-related depreciation in 1999 compared to 1998 amounted to $2.1 million and represented 97.3% of the net change in cost of goods sold.
        Operating income increased by 10.1% to $42.5 million from $38.6 million in 1998. The improvement in operating income was due a 16.8% decrease in selling, general and administrative expenses partially offset by the decrease in gross profit discussed above. The decrease in selling, general and administrative expenses was primarily the result of the absence in 1999 of payments made in the prior year for certain non-recurring fees and expenses under agreements that were terminated upon consummation of the Acquisition, partially offset by increased amortization expense, related mainly to goodwill established when the Company was acquired, and higher sales commission and management fee expenses.
        Income before income taxes decreased 16.4% to $14.1 million in 1999 from $16.8 million in 1998. The decrease was primarily attributable to a $7.2 million increase in net interest expense offset by the improvement in operating income discussed above. The increase in net interest expense was due mainly to the greater amount of debt incurred by the Company in order to finance the Acquisition.
        The Company's effective tax rate in 1999 decreased to 45.4% from 50.8% in 1998 as the tax effects of income from foreign operations present last year was only partially offset by higher amounts of non-deductible amortization of goodwill in 1999.
        An extraordinary gain on early extinguishment of debt of approximately $322,000 (net of income tax expense of $173,000) was recognized in 1999. This gain relates to the purchase by the Company of $6.9 million of aggregate face value 13 1/8% Senior Discount Debenture Notes issued by GLAC for approximately $4.0 million. As a result of the factors discussed above, net income for the year ended December 31, 1999 increased 587% to $8.0 million from $2.8 million in 1998.
        Adjusted EBITDA increased by 1.3% to $65.2 million in 1999 from $64.4 million in 1998 as a result of the improvement in operating income set forth above and increases (decreases) to add-back adjustments of $5.0 million for depreciation/amortization, $(9.2) million related to certain non-recurring fees and expenses under agreements that were terminated upon consummation of the Acquisition and $1.1 million for AIP management fees and expenses.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality.
        For purposes of evaluating its cash flow, the Company uses a measure, which it refers to as adjusted net income (or adjusted results) to classify the income component of cash flow from operating activities. Adjusted net income (or adjusted results) represents net income (or results) before depreciation, amortization, deferred taxes and other non-cash items reflected as reconciling adjustments in the statement of cash flows.
        Net cash flow provided by operating activities were $36.5 million, $20.8 million and $23.4 million in 2000, 1999, and 1998, respectively. The $15.6 million increase in 2000 was due primarily to a decrease in working capital requirements of $14.2 million coupled with a $3.3 million improvement in adjusted net income, the earnings components of which are discussed above. The $2.6 million decrease in 1999 was mainly the result of an increase in working capital requirements of $12.8 million partially offset by an $9.8 million improvement in adjusted net income, the earnings components of which are discussed above.
        Capital expenditures were $4.3 million for both 2000 and 1999 and $17.0 million for 1998. The $12.7 million decrease in 1999 was due primarily to amounts spent to complete the Argentine expansion and the erection of a new ship loader at Port Arthur in the prior year.
        The expansion of the Argentine facility was completed during the second quarter of 1998. The Company financed the expansion through a local Argentine line of credit that had a maximum availability of $20.0 million, of which a total of $15.9 million ($4.0 million in 1998) was ultimately borrowed.
        Also included in investing activities in 2000 and 1999 is the purchase by the Company of 13 1/8% Senior Discount Debenture Notes issued by GLAC which the Company intends to hold to maturity.
        Investing activities in 1998 includes $278.0 million representing the consideration paid to the former stockholders (net of cash used) on the date the Company was acquired on May 22, 1998.
        Financing activities in 2000 reflects $19.6 million of long-term debt repayments, including $7.1 million of voluntary prepayments.
        Financing activities in 1999 reflects $16.0 million of debt repayments, including $6.0 million ($10.0 million if the purchase by the Company of GLAC
13 1/8% notes is considered) of voluntary prepayments. Financing activities in 1998 reflect the receipt by the Company of the proceeds of $175.0 million from the sale of the Notes, borrowings of $111.0 million in Terms Loans and a cash contribution from GLAC of $92.4 million (including $27.1 million of net proceeds from the sale by GLAC of $30.1 million of Debentures) that were used by the Company to fund the stock purchase and related transaction costs of approximately $23 million (of which approximately $21 million were capitalized as deferred financing costs). As a condition to the transaction, the Company also repurchased all of its then outstanding 10% Senior Secured Notes in an aggregate principal amount of $65.0 million plus a tender premium of $9.1 million (not including accrued interest) through a public tender offer consummated concurrently with the Acquisition. In addition, the Company repaid $13.9 million of long-term debt, including a $12.0 million prepayment of the Term Loans, in the period subsequent to the Acquisition.
        The Notes are unsecured general obligations of the Company and, although not currently guaranteed, will require essentially all future domestic subsidiaries of the Company, if any, to be guarantors of the debt. Interest on the Notes is payable semiannually each year on May 15 and November 15. The Notes will mature on May 15, 2008 and are subject to early redemption as set forth under the terms of the indenture. For interest payments due through May 15, 2003, the Company may, at its option, make up to four semiannual payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%.
        The Company is a party to a credit agreement that includes Term Loans comprised of three single tranche loans in an original amount of $50.0 million, $31.0 million and $30.0 million maturing on May 31, 2004, 2005 and 2006, respectively, and a Revolving Credit Facility in effect until May 31, 2003 which provides for borrowings of up to $25.0 million (with a $10 million sub-limit for letters of credit). The credit agreement is secured by substantially all the assets of the Company and requires that the Company satisfy certain financial ratios. At March 9, 2001 there were no borrowings under the Revolving Credit Facility and approximately $1.9 million of letters of credit were outstanding.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations and its revolving credit facility.
        The Company or its affiliates may, from time to time, depending on liquidity, and market and economic conditions, purchase in open-market transactions its 10.25% Senior Subordinated Notes or the 13.125% Senior Discount Debentures issued by GLAC.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Investments and Hedging Activities". The Company will adopt the new Statement effective January 1, 2001. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under the Statement, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company does not believe the adoption of Statement No. 133 will have a significant effect on its financial position, results of operations or cash flows.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued by the Securities and Exchange Commission staff in December 1999. The Company has determined that it is in compliance with the revenue recognition provisions and criteria set forth in SAB No. 101 and that no modifications are necessary to the Company's current revenue recognition policies and procedures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant amounts outstanding under its credit agreement that bear interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. The Company may, from time to time, enter into interest rate swap arrangements to manage its interest cost and mitigate its exposure to fluctuating interest rates. There were no such arrangements outstanding at December 31, 2000 or during the year then ended.

Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company and its subsidiaries, together with the reports of independent auditors thereon, are filed as part of this report:

Consolidated Financial Statements:

        Reports of Independent Auditors

        Consolidated Balance Sheets as of December 31, 1999 and 2000

        Consolidated Statements of Operations for the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998, and the years ended December 31, 1999 and 2000 (Company)

        Consolidated Statements of Stockholder's Equity for the period
        January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000 (Company)

        Consolidated Statements of Cash Flows for the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998, and the years ended December 31, 1999 and 2000 (Company)

        Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

        The following table sets forth the name, age as of March 9, 2001 and position of the persons serving as directors or executive officers of the
Company:

------------------------------------------------------------------------------
Name                Age                      Position
-----------------   ---    ---------------------------------------------------

James D. McKenzie    56    President and Chief Executive Officer, Director

A. Frank Baca        57    Senior Vice President, Operations and Administration

Robert C. Dickie     52    Vice President, Sales

Craig L. Beilharz    46    Vice President, Raw Materials

Theodore C. Rogers   66    Non-Executive Chairman of the Board, Director

W. Richard Bingham   65    Director

Kim A. Marvin        39    Director

Alfred E. Barry      45    Director
------------------------------------------------------------------------------

        Each of the Company's directors and executive officers are elected annually and holds office until his or her successor is elected and qualified.
        Mr. McKenzie has served as President and Chief Executive Officer of the Company since June 1995. He served as Executive Vice President of the Company and President of the Calcined Petroleum Coke business of the Company and its predecessor company ("Old GLC") from 1989 to June 1995. From 1971 to 1989, he held a number of positions with Old GLC, including Vice President, General Counsel.
        Mr. Baca has been Senior Vice President, Operations and Administration of the Company since September 1995 and was Vice President, Operations from 1991 to August 1995. Since joining Old GLC in 1967, he has held a number of operating positions, including Plant Manager of the Port Arthur, Texas calcining facility.
        Mr. Dickie has been Vice President, Sales of the Company since September 1995 and was Director of Sales from 1992 to August 1995. He held the position of Plant Manager of Enid, Oklahoma calcining facility for Old GLC from 1989 to 1992. Prior to joining Old GLC in 1989, he spent 15 years with Alumax, holding various positions in aluminum smelting operations.
        Mr. Beilharz has been Vice President, Raw Materials of the Company since April 2000 and was Vice President, Commercial Development of the Company from February 1999 to March 2000. From March 1997 until rejoining the Company in 1999 he served as General Manager, Supply and Trading for Koch Carbon, Inc. Prior to that, he was Manager, Sales and Raw Materials for the Company from 1992 to March 1997. From 1973 to 1992, he held a number of positions in quality control with Old GLC, including Chemist of the Enid, Oklahoma calcining facility.
        Mr. Rogers has served as the Non-Executive Chairman of the Board and Director of the Company since May 1998. He is the Chairman of the Board, a Director and the Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Rogers is also a director of Bucyrus international, Inc., Derby International, RBX Corporation, Stanadyne Automotive Corp., Steel Heddle Group, Inc., Sunshine Materials, Inc. and Sweetheart Holdings, Inc.
        Mr. Bingham has served as Director of the Company since May 1998. He is a Director, the President, the Treasurer and the Assistant Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Bingham is also a director of Bucyrus International, Inc., Dearfield Associates, RBX Corporation, Stanadyne Automotive Corp. and Sweetheart Holdings, Inc.
        Mr. Marvin has served as Director of the Company since May 1998. He joined the San Francisco office of American Industrial Partners as a Principal in 1997. From 1994 to 1997, he was an associate in the Mergers & Acquisitions Department of Goldman Sachs & Co. Mr. Marvin is also a director of Bucyrus International, Inc.
        Mr. Barry has served as Director of the Company since February 1999.
He joined the New York office of American Industrial Partners as a Principal in 1996. From 1991 to 1996, Mr. Barry was a Senior Manager in the manufacturing practice at Deloitte and Touche Consulting Group.
        Directors do not receive compensation for their services as directors.

Item 11.  Executive Compensation

        The following table sets forth information concerning cash compensation paid by the Company for the years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                                                    Long-term
                                                  Compensation
                                                     Awards
                              Annual Compensation   Securities
                              -------------------   Underlying    All Other
Name and Position        Year   Salary   Bonus(1)   Options(#)  Compensation(2)
------------------------ ---- --------- --------- ------------- ---------------

James D. McKenzie        2000 $ 343,750 $ 180,000         -        $ 5,250
  President and Chief    1999   300,000   223,336     1,200          5,000
  Executive Officer      1998   279,170   300,000         -          5,000


A. Frank Baca
  Senior Vice President, 2000   187,500    79,313         -          5,250
  Operations and Admin.  1999   176,250    99,000       400          5,000
                         1998   165,000    85,050         -          4,950


Robert C. Dickie         2000   171,252    71,438         -          4,512
  Vice President, Sales  1999   158,751    84,002       400          4,309
                         1998   140,004    70,201         -          4,200


Craig L. Beilharz        2000   155,004    57,656         -          4,525
  Vice President,        1999   128,125         -       400          1,207
  Raw Materials          1998         -         -         -              -


-------------------------------------------------------------------------------
(1)  Bonuses are reported in the year paid even though earned in the previous year.
(2) Amounts shown in this column represent Company contributions under the 401(k) savings plan.
-------------------------------------------------------------------------------

Profit-Sharing Plan

        The Company's practice has been to maintain a profit-sharing plan that is established annually. Under the present plan, each eligible employee receives profit-sharing distributions determined as a percentage of base salary based on the Company's achievement of profitability targets established each year by the Board of Directors.

Savings Plans

        The Company currently sponsors two Savings Plans for employees: one for salaried employees and the other for hourly employees covered by the collective bargaining agreement at the Enid, Oklahoma plant. Each of the Savings Plans is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") and provides that employees may make contributions to an account in the employee's name of up to 15% of base wages. The Company makes contributions to each such employee account of up to 50% of the employee's contributions, subject to a cap of 3% of said employee's salary.

Pension Plans

        The Company currently maintains three defined benefit retirement plans for the benefit of its employees; one plan is for hourly employees covered by the collective bargaining agreement at the Enid, Oklahoma plant, one is for salaried employees (the "Salaried Plan") and one is a non-qualified supplemental plan for the benefit of key executives (the "SERP"). Each of the plans provides eligible employees with certain benefits at retirement based upon the participant's years of service and, in the case of the Salaried Plan and the SERP, such employee's average salary, which for purposes of the foregoing is equal to the average of the highest salary earned in three out of the previous ten years or the average of all years of service, if less than three.

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

                                     Years of
                                      Service         Annual
        Name                         at Age 65        Benefit
        ------------------------     ---------       --------
        James D. McKenzie                38          $211,034
        A. Frank Baca                    41           116,682
        Robert C. Dickie                 24            66,586
        Craig L. Beilharz                44           103,015
        -----------------------------------------------------
        The compensation of participants used to calculate the retirement benefit consists solely of annual base salary.
        -----------------------------------------------------


Stock Option Plan

        On December 13, 1999, the Board of Directors of GLAC adopted the 1999 Management Stock Option Plan (the "Plan") in order to provide equity-based incentives to certain officers and other key employees of the Company and its subsidiaries.
        The Plan is administered by the President and Chief Executive Officer of the Company ("CEO"), subject to the review and approval of the Compensation Committee of the Board of Directors of GLAC or, if one has not been established, the Board of Directors of GLAC or such other committee as the Board of Directors of GLAC may designate (any such committee or the Board of Directors, the "Committee"). The CEO has authority to recommend to the Committee the employees who shall participate in the Plan and the number of stock options to be granted to each.
        The Plan provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of GLAC at a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year provided that the Company attains a specified target of Adjusted EBITDA in each plan year. In the event that the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest on a pro rata basis according to a schedule set forth in the Plan, provided that if 90% or less of the Adjusted EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. In the event that the Adjusted EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any Adjusted EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 in accordance with a surplus vesting schedule set forth in the Plan. Notwithstanding the foregoing, all options granted under the Plan shall vest automatically on April 21, 2007, regardless of the performance criteria or, in the event of the sale of the Company prior to the end of the 2001 plan year, immediately prior to such sale.
        Granted options may be forfeited or repurchased by GLAC as provided under the term of the Plan in the event of the participating employee's termination, and if not previously forfeited or exercised, expire and terminate no later than ten years after the date of grant or, in the event of the sale of the Company, upon consummation of such sale.

        The table below sets forth for the Company's most highly compensated executive officers information regarding the grant of options under the Plan during 1999.

                                                            Potential Realizable
                                                              Value at Assumed
              Number of   Percent of                           Annual Rates of
              Securities    Total      Exercise                 Stock Price
              Underlying   Options     or Base                Appreciation for
               Granted   Granted to    Price(2) Expiration  Ten Year Option Term
Name           Options   Employees(1) ($/share)    Date        5%        10%
------------- ---------- ----------- --------- ---------- ---------- ----------
J.D. McKenzie     1,200     42.9%    $1,000.00  12/13/09  $ 754,674  $1,912,491
A.F. Baca           400     14.3%    $1,000.00  12/13/09    251,558     637,497
R.C. Dickie         400     14.3%    $1,000.00  12/13/09    251,558     637,497
C.L. Beilharz       400     14.3%    $1,000.00  12/13/09    251,558     637,497
-------------------------------------------------------------------------------
(1) A total of 2,800 options were granted to employees under the Plan in 1999.
(2) The exercise price of each option granted was equal to 100% of the fair value of GLAC's common stock on the date of grant. The fair value was established by the GLAC's Board of Directors as the price at which GLAC will buy or sell its common stock.
-------------------------------------------------------------------------------


        No options were granted under the Plan during 2000. The number of shares of stock underlying options that vested to the benefit of the Company's most highly compensated executive officers was 1,056 and 406 for 1999 and 2000, respectively.

        The following table sets forth information related to the exercise of stock options during 2000 and the year-end number and value of unexercised stock options for the Company's most highly compensated executive officers.

                                   Number of Securities   Value of Unexercised
                                  Underlying Unexercised      In-the-Money
                                   Options at the End of  Options at the End of
               Shares               Calendar Year 2000    Calendar Year 2000(1)
              Acquired            ---------- ----------- ---------- -----------
                 on      Value     Exercis-  Unexercis-   Exercis-  Unexercis-
Name          Exercise  Realized     able       able        able       able
------------- -------- ---------- ---------- ----------- ---------- -----------
J.D. McKenzie       -  $       -        748         452  $       -  $       -
A.F. Baca           -          -        249         151          -          -
R.C. Dickie         -          -        249         151          -          -
C.L. Beilharz       -          -        216         184          -          -
-------------------------------------------------------------------------------
(1) Substantially all of GLAC's common stock is held by AIP and there is no established public trading market therefor. At December 31, 2000, the fair value of the common stock was determined to be $1,000 per share which is equivalent to the fair value on the date of grant as established by GLAC's Board of Directors as the price at which GLAC will buy or sell its common stock.
-------------------------------------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 2000 relating to the beneficial ownership of the common stock of the Company by the directors and named executive officers of the Company, directors and officers of the Company as a group and each owner of more than 5% of the common stock of the Company.

                                                      Number of
       Name                                            Shares      Percent
--------------------------------------------------    ---------    -------
GLAC                                                    1,000       100.0%
American Industrial Partners Capital Fund II, L.P.      1,000       100.0%
Theodore C. Rogers (1)                                  1,000       100.0%
W. Richard Bingham (1)                                  1,000       100.0%
All directors and officers as a group (8 persons)       1,000       100.0%

-------------------------------------------------------------------------------
(1) Messrs. Rogers and Bingham share investment and voting power with respect to the securities owned by AIP, which owns 98.6% of the outstanding shares of GLAC, which owns all the outstanding shares of the Company Common Stock, but each disclaims beneficial ownership of any shares of Company Common Stock
-------------------------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions

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



                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

Index to Financial Statements.............................................F-1

Reports of Independent Auditors...........................................F-2

Consolidated Balance Sheets -
December 31, 1999 and 2000................................................F-4

Consolidated Statements of Operations -
For the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the years
ended December 31, 1999 and 2000 (Company)................................F-6

Consolidated Statements of Stockholder's Equity -
For the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the years
ended December 31, 1999 and 2000 (Company)................................F-7

Consolidated Statements of Cash Flows -
For the period January 1, 1998 to May 21, 1998 (predecessor), the period May 22, 1998 to December 31, 1998 and the years
ended December 31, 1999 and 2000 (Company)................................F-8

Notes to the Consolidated Financial Statements............................F-9

(a)(2)  List of Financial Statement Schedules:

        All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.


(a)(3) List of Exhibits:

    Exhibit

    Number  Description

    *3.1    Certificate of Incorporation of the Company, as amended to date.
    *3.2    By-Laws of the Company, as amended to date.
    *4.1    Indenture, dated as of May 22, 1998, among the Company, the
            Subsidiary Guarantors (as defined therein) and State Street Bank and Trust Company of California, N.A. (formerly First Trust
            National Association), as Trustee, relating to the 10 1/4% Series B
            Senior Subordinated Notes due 2008 of the Company (the "New Notes")
            and the 10 1/4% Series A Senior Subordinated Notes due 2008 of the
            Company (the "Old Notes").
    *4.2    Form of New Debenture (included in Exhibit 4.1).
    *4.3    Registration Rights Agreement, dated as of May 22, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities
            Corporation, BT Alex. Brown Incorporated and BancAmerica Robertson
            Stephens.
    *10.1   Credit Agreement among the Company, GLAC, various banks, Bank of
            America NT&SA as co-agent, DLJ Capital Funding, Inc. as
            Documentation Agent and Bankers Trust Company, as Syndication Agent
            and as Administrative Agent dated as of May 22, 1998.
     10.2   Lease Agreement between the Company and Rice-Carden Corporation
            (as successor to Kansas City Southern Industries, Inc.), as amended
            (Incorporated herein by reference to Exhibit 10.3 to the Company's
            Registration Statement on Form S-1 (File No. 33-98522)).
    *10.3   Calcined Coke Supply Agreement between the Company and Aluminum
            Company of America.
    *10.4   Green Anode Coke Sales Agreement between the Company and Conoco
            Inc.
     10.5   Petroleum Coke Sales Agreement between Copetro S.A. and YPF S.A.
            (Incorporated herein by reference to Exhibit 10.7 to Company's
            Registration Statement on Form S-1 (File No. 33-98522)).
    *10.6   Amendment No. 1 to the Petroleum Coke Sales Agreement between
            Copetro S.A. and YPF S.A.
     10.7a  Coke Supply Agreement between GLC and Exxon Company, U.S.A.
            (Replaces 10.7 filed previously) (Incorporated herein by reference to Exhibit 10 to the Company's 12/31/99 Annual Report on Form 10-K
            (File No. 33-98522)).
    *21.1   Subsidiaries of the Company.
     24.1   Power of Attorney (included in signature page).

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-59545).

(b) Reports on Form 8-K
    None


                          Great Lakes Carbon Corporation
                                and Subsidiaries

                        Consolidated Financial Statements

                      Years ended December 31, 1999 and 2000




                                    Contents

Reports of Independent Auditors...........................................F-2

Consolidated Balance Sheets -
December 31, 1999 and 2000................................................F-4

Consolidated Statements of Operations -
For the period January 1, 1998 to May 21, 1998 (predecessor), the period
May 22, 1998 to December 31 1998 and the years ended December 31, 1999 and 2000 (Company)........................................................F-6

Consolidated Statements of Stockholder's Equity -
For the period January 1, 1998 to May 21, 1998 (predecessor), the period
May 22, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000 (Company)........................................................F-7

Consolidated Statements of Cash Flows -
For the period January 1, 1998 to May 21, 1998 (predecessor), the period
May 22, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000 (Company)........................................................F-8

Notes to the Consolidated Financial Statements............................F-9

                         Report of Independent Auditors


The Board of Directors
Great Lakes Carbonn Corporation

We have audited the accompanying consolidated balance sheet of Great Lakes Carbon Corporation and subsidiaries as of December 31, 2000, and the related consolidated statement of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Carbon Corporation and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
February 23, 2001

                         Report of Independent Auditors



The Board of Directors
Great Lakes Carbonn Corporation

We have audited the accompanying consolidated balance sheet of Great Lakes Carbon Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999. We have also audited the statements of operations, stockholder's equity and cash flows of the predecessor company for the period January 1, 1998 to May 21, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Carbon Corporation and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the period May 22, 1998 to December 31, 1998 and the year ended December 31, 1999, and those of the predecessor company for the period January 1, 1998 to May 21, 1998 in conformity with accounting principles generally accepted in the United States of America.


                                                            ERNST & YOUNG LLP
New York, New York
February 4, 2000

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

                           Consolidated Balance Sheets
                                                      December 31,
                                                1999                2000
                                            -----------         ------------
                                            (In thousands, except share data)
ASSETS
Current assets
 Cash and cash equivalents                   $  7,102            $ 11,239
 Accounts receivable, net of allowance
   for doubtful accounts of $600 in
   1999 and 2000                               32,738              33,598
 Inventories                                   35,920              36,137
 Prepaid expenses and other current assets      4,613               4,574
                                             --------            --------
        Total Current Assets                   80,373              85,548

Property, plant and equipment-net             202,874             190,354

Goodwill, net of accumulated amortization
  of $7,208 amd $11,682 in 1999 and 2000      171,747             167,273
Capitalized financing costs                    15,189              12,867
Other assets                                    8,042              17,531
                                             --------            --------
                                             $478,225            $473,573
                                             ========            ========

See accompanying notes.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

                          Consolidated Balance Sheets
                                                      December 31,
                                                1999                2000
                                            -----------         ------------
                                            (In thousands, except share data)
Liabilities and Stockholder's Equity
Current liabilities
 Accounts payable                            $ 13,864            $ 18,024
 Accrued expenses                              11,448              11,528
 Income taxes payable                           1,984               2,171
 Current portion of long-term debt             12,434              15,390
                                             --------            --------
        Total current liabilities              39,730              47,113

Long-term debt, less current portion          270,173             247,748
Other long-term liabilities                     6,804               6,901
Deferred taxes                                 56,936              53,447
Due to parent                                   1,435               3,349

Stockholder's Equity
 Common stock, par value $0.01 per share;
  1,000 authorized, outstanding                     -                   -
  Additional paid-in capital                   92,380              93,000
  Retained earnings                            10,767              22,015
                                             --------            --------
  Total stockholder's equity                  103,147             115,015
                                             --------            --------
  Total liabilities and stockholder's
    equity                                   $478,225            $473,573
                                             ========            ========

See accompanying notes.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

                       Consolidated Statements of Operations
                                   Predecessor             Company
                                   ------------ ------------------------------
                                    Period      Period
                                     Jan. 1     May 22
                                        to        to          Year Ended
                                     May 21     Dec. 31      December, 31
                                      1998       1998       1999       2000
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)
Net sales                          $  90,849  $ 146,003  $ 234,544  $ 245,249
Cost of goods sold                    67,168    106,748    171,793    184,366
                                   ---------- ---------- ---------- ----------
           Gross profit               23,681     39,255     62,751     60,883

Selling, general and administrative
 expenses                             13,070     11,281     20,251     19,852
                                   ---------- ---------- ---------- ----------
           Operating income           10,611     27,974     42,500     41,031
                                   ---------- ---------- ---------- ----------
Other income (expense):
 Interest, net                        (1,776)   (20,407)   (29,384)   (28,162)
 Other, net                             (472)       902        961      1,048
                                   ---------- ---------- ---------- ----------
                                      (2,248)   (19,505)   (28,423)   (27,114)
                                   ---------- ---------- ---------- ----------
        Income before income taxes
            and extraordinary item     8,363      8,469     14,077     13,917

Income taxes                           2,839      5,714      6,387      6,473
                                   ---------- ---------- ---------- ----------
Income before extraordinary item       5,524      2,755      7,690      7,444

Extraordinary (loss) gain on early
  extinguishment of debt, net of
  tax benefit of $4,001 for the
  period January 1 to May 21, 1998
  and tax expense of $173 and $2,048
  for the years ended December 31,
  1999 and 2000                       (7,113)         -        322      3,804
                                   ---------- ---------- ---------- ----------
           Net income (loss)       $  (1,589) $   2,755  $   8,012  $  11,248
                                   ========== ========== ========== ==========

See accompanying notes.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

                  Consolidated Statements of Stockholder's Equity
                                             Additional               Total
                                  Common      Paid-in   Retained  Stockholder's
                                  Stock       Capital   Earnings     Equity
                                ----------  ----------  ----------  ----------
						 (In thousands)
Capital contribution
  at May 22, 1998               $       -   $  92,380   $       -   $  92,380

Net income for period May 22,
1998 through December 31, 1998          -           -       2,755       2,755
                                ----------  ----------  ----------  ----------
Balance at December 31, 1998            -      92,380       2,755      95,135

Net income                              -           -       8,012       8,012
                                ---------- -----------  ----------  ----------
Balance at December 31, 1999    $       -  $   92,380   $  10,767   $ 103,147

Net income                              -           -      11,248      11,248
 Capital contribution
  at March 14, 2000                     -         620           -         620
                                ----------  ----------  ----------  ----------
Balance at December 31, 2000    $       -   $  93,000   $  22,015   $ 115,015
                                ==========  ==========  ==========  ==========


Predecessor Company

Balance at December 31, 1997    $       1   $   5,509   $  46,929   $  52,439

Net loss through May 21, 1998           -           -      (1,589)     (1,589)
                                ----------  ----------  ----------  ----------
Balance at May 21, 1998         $       1   $   5,509   $  45,340   $  50,850
                                ==========  ==========  ==========  ==========

See accompanying notes.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                                   Predecessor        Company
                                   ------------ ------------------------------
                                     Period     Period
                                     Jan. 1     May 22
                                       to         to          Year Ended
                                     May 21     Dec. 31       December 31,
                                      1998       1998       1999        2000
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)
Operating activities
Net (loss) income                  $  (1,589) $   2,755  $   8,012   $ 11,248
 Adjustments to reconcile net
  (loss)income to net cash
 provided by operating
 activities:
  Depreciation and amortization        3,546     13,428     22,732     24,030
  Deferred taxes                           -        546     (2,228)    (3,489)
  Changes in operating assets
  and liabilities:
   Accounts receivables                6,886      4,061    (13,777)      (860)
   Inventories                        (1,938)    (3,309)     1,782       (217)
   Other current assets               (1,193)    (3,914)     4,843        529
   Income taxes payable               (4,765)     1,695      3,258        187
   Accounts payable and
    accrued expenses                   9,164     (4,640)    (6,870)     4,240
   Other, net                          2,627         59      3,080        803
                                   ---------- ---------- ---------- ----------
Net cash provided by
 operating activities                 12,738     10,681     20,832     36,471
                                   ---------- ---------- ---------- ----------
Investing activities
 Capital expenditures                 (9,058)    (7,910)    (4,280)    (4,285)
 Investment in GLAC Debentures             -          -     (4,499)   (11,114)
 Acquisition of GLC net of
   of cash acquired                        -   (278,039)         -           -
                                   ---------- ---------- ---------- ----------
Net cash used by
 investing activities                 (9,058)  (285,949)    (8,779)   (15,399)
                                   ---------- ---------- ---------- ----------
Financing activities
 Repayment of long-term debt            (161)   (78,946)   (16,010)   (19,604)
 Additions to long-term debt           4,928    288,782          -        135
 Due to (from) parent                      -        779        656      1,914
 Deferred financing costs                  -    (21,100)         -          -
 Capital contribution                      -     92,380          -        620
                                   ---------- ---------- ---------- ----------
Net cash provided (used) by
 financing activities                  4,767    281,895    (15,354)   (16,935)
                                   ---------- ---------- ---------- ----------
Increase (decrease) in cash            8,447      6,627     (3,301)     4,137

Cash and cash equivalents at
  beginning of period                 43,596      3,776     10,403      7,102
                                   ---------- ---------- ---------- ----------
Cash and cash equivalents
  at end of period                 $  52,043  $  10,403  $   7,102  $  11,239
                                   ========== ========== ========== ==========

See accompanying notes.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                               December 31, 2000


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

Basis of Presentation

The accompanying financial statements as of December 31, 1999 and 2000 and for the period from May 22, 1998 to December 31, 1998 reflect the consolidated financial position, results of operations, and cash flow of the Company subsequent to the Acquisition and include adjustments required under the purchase method of accounting. The principal amount related to the 13 1/8% Senior Discount Debentures sold by GLAC has not been reflected in the Company's financial statements as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures. The accompanying predecessor financial statements for the period prior to the date of Acquisition is presented under the Company's historical basis of accounting and does not reflect any adjustments that would be required as a result of the Acquisition by GLAC.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable in accordance with Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.

Derivative Investments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Investments and Hedging Activities". The Company will adopt the new Statement effective January 1, 2001. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under the Statement, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company does not believe the adoption of Statement No. 133 will have a significant effect on its financial position, results of operations or cash flows.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Revenue Recognition in Financial Statements

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", was issued by the Securities and Exchange Commission staff in December 1999. The Company has determined that it is in compliance with the revenue recognition provisions and criteria set forth in SAB No. 101 and that no modifications are necessary to the Company's current revenue recognition policies and procedures.

Significant Customers

The Company had two customers which represented 33.3% and 17.3% of net sales in the period from January 1, 1998 to May 21, 1998; three customers which represented 27.3%, 14.2% and 10.8% of net sales in the period from May 22, 1998 to December 31, 1998; and two customers which represented 31.2% and 16.7% of net sales in 1999 and 25.8% and 14.5% of net sales in 2000.

Revenue Recognition

The Company recognizes revenue when products are shipped. Sales are reported net of out-bound freight and sales discounts returns and allowances.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Compensation expense is recognized for stock options granted below the fair market value of the Company's stock on the date of grant.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


2.  Inventories

Inventories consist of the following:

                                                               December 31,
                                                             1999       2000
                                                          --------------------
							     (In thousands)

  Raw materials                                           $ 20,286    $ 19,473
  Finished goods                                             9,334      10,047
  Supplies and spare parts                                   6,300       6,617
                                                          --------------------
                                                          $ 35,920    $ 36,137
                                                          ====================

3.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                               December 31,
                                                             1999       2000
                                                          ---------------------
							     (In thousands)

  Land and improvements                                   $   2,575   $  2,932
  Buildings                                                  10,236     10,334
  Machinery, equipment and other                            214,325    217,945
  Construction in progress                                      373        465
                                                          ---------------------
                                                            227,509    231,676
  Accumulated depreciation                                  (24,635)   (41,322)
                                                          ---------------------
                                                          $ 202,874  $ 190,354
                                                          =====================

Depreciation expense was $3,419,000 for the period from January 1, 1998 to May 21, 1998, $8,979,000 for the period from May 22, 1998 to December 31, 1998, and $15,507,000 and $16,805,000 for the years ended December 31, 1999 and 2000, respectively.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


4.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,764,000 and $2,202,000 and $2,546,000 and $2,055,000 at December 31,
1999 and 2000, respectively.

5.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

                                                               December 31,
                                                             1999       2000
                                                          ---------------------
							     (In thousands)

10.25% Senior Subordinated Notes due May 15, 2008         $175,000    $175,000
Term Loan Credit Facility bearing interest at the
  Company's option at LIBOR (6.5% at December 31,
  2000) plus a margin ranging from 2.25% to 3.00%
  or Prime (9.5% at December 31, 2000) plus a margin
  ranging from 1.25% to 2.00% (subject to an interest
  reduction discount ranging from 0% to 0.75% based
  on the achievement of certain leverage ratios) due
  in varying amounts quarterly through May, 2006            89,450      79,720
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002           2,663       1,572
Facility expansion credit line bearing interest of
  LIBOR plus 4% (10.5% at December 31, 2000) due in
  semiannual installments through September 2001            12,680       4,755
Capital lease obligation, bearing interest of 9.3%             961         559
Other                                                        1,853       1,532
                                                          ---------------------
                                                           282,607     263,138
Current portion                                            (12,434)    (15,390)
                                                          ---------------------
                                                          $270,173    $274,748
                                                          =====================

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


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

The Company or its affiliates may, from time to time, depending on liquidity, and market and economic conditions, purchase in open-market transactions
Senior Subordinated Notes or 13 1/8% Senior Discount Debentures issued by GLAC.

The term loan credit facility is comprised of three single tranche term loans in the amount of $32,412,000, $24,043,000 and $23,265,000 at December 31, 2000
maturing on May 31, 2004, 2005 and 2006, respectively. The facility also includes a revolving credit agreement in effect until May 31, 2003, which provides for borrowings of up to $25,000,000 (with a $10,000,000 sub-limit for letters of credit). The facility is secured by substantially all the assets of the Company and requires that the Company, among other things, satisfy certain financial ratios. At December 31, 2000 there were no borrowings under the revolving credit portion of the facility and outstanding letters of credit were $1,099,000.

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

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The fair market value of the Company's long-term debt obligations approximated $274,000,000 and $177,000,000 at December 31, 1999 and 2000, respectively.

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

					       Long-Term     Capital
						  Debt       Leases     Total
					       -------------------------------
						       (In thousands)

                        2001                   $ 14,903     $  487    $ 15,390
                        2002                     11,312        162      11,474
                        2003                     10,605         45      10,650
                        2004                     16,724          -      16,724
                        2005                     22,805          -      22,805
                        Thereafter              186,095          -     186,095
                                               -------------------------------
                                               $262,444    $   694    $263,138
					       ===============================

Interest paid amounted to $3,705,000 for the period from January 1, 1998 to May 21, 1998, $18,258,000 for the period from May 22, 1998 to December 31, 1998, and $27,353,000 and $27,167,000 for the years ended December 31, 1999 and
2000, respectively.

The Company capitalized interest on construction in progress of $562,000 for the period from January 1, 1998 to May 21, 1998 and $329,000 for the period from May 22, 1998 to December 31, 1998.

6.  Leases

The Company leases various production equipment under capital leases, some of which contain renewal options and/or options to purchase. Amortization under capital leases is included in depreciation expense.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Future minimum payments as of December 31, 2000, by year and in the aggregate, under capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

							  Capital    Operating
							  Leases       Leases
							  --------------------
                                                             (In thousands)

          2001                                            $  660      $ 1,675
          2002                                               199        1,638
          2003                                                45        1,599
          2004                                                 -        1,526
          2005                                                 -        1,493
          Thereafter                                           -        5,933
							  --------------------
          Total minimum lease payments                       904      $13,864
          Amounts representing interest                     (210)     ========
							  ------
          Present value of net minimum lease payments     $  694
							  ======

Rental expense for all operating leases was $1,062,000 for the period from January 1, 1998 to May 21, 1998, $1,709,000 for the period from May 22, 1998 to December 31, 1998, and $2,012,000 and $2,006,000 for the years ended December 31, 1999 and 2000, respectively.

7.  Savings and Profit-Sharing Plans

The Company sponsors savings plans, which are qualified under section 401(k) of the Internal Revenue Code and provide that participating employees may make contributions of up to 15% of base wages, subject to statutory limitations.
The Company makes contributions for the benefit to each such employee equal to 50% of the employee's contributions, up to a maximum of 3% of the employee's salary. Matching contributions under the plans were $73,000 for the period from January 1, 1998 to May 21, 1998, $104,000 for the period from May 22, 1998 to December 31, 1998, and $187,000 and $192,000 for the years ended December 31, 1999 and 2000, respectively.

The Company's practice has been to maintain a profit-sharing plan whereby eligible employees receive profit-sharing distributions determined as a percentage of base salary based on the Company's achievement of profitability targets established annually. Profit-sharing expense was $464,000 for the period from January 1, 1998 to May 21, 1998, $1,940,000 for the period from May 22, 1998 to December 31, 1998, and $2,096,000 and $1,891,000 for the years ended December 31, 1999 and 2000, respectively.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


8.  Pension Plans

The Company has various defined benefit retirement plans, which cover substantially all employees. Benefits are based upon the number of years of service and the employee's compensation under varying formulas. The funding policy is generally to contribute at least the minimum amount that is acceptable under federal law for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As of December 31, 2000, the assets of the plan were invested principally in listed stocks, bonds, money market certificates and cash.

The Company also maintains a supplemental defined benefit retirement plan for key executives. This plan is not presently funded nor qualified under Section 401(a) of the Internal Revenue Code.

The components of net pension expense for the plans were as follows:

                                                Period  Period
                                                Jan. 1  May 22
                                                  to      to
                                                May 21  Dec. 31
                                                 1998    1998   1999    2000
                                               ------- ------- ------- -------
                                                        (In thousands)

  Service cost                                 $  232  $  351  $  624  $  391
  Interest cost                                   265     397     797     917
  Expected return on assets                      (294)   (526)   (968) (1,057)
  Amortization of prior service cost                4       -       -      17
  Recognized net actuarial loss                     -       -      36       3
                                               ------- ------- ------- -------
  Net periodic pension cost                    $  207  $  222  $  489  $  271
                                               ======= ======= ======= =======

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets for the plans:

                                                       1999           2000
                                                     ---------      --------
                                                         (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period         $ 11,264      $  11,616
   Service cost                                           624            391
   Interest cost                                          797            917
   Amendments                                               -            102
   Actuarial (gain)/loss                                 (767)           757
   Benefits paid                                         (302)          (371)
                                                     ---------      ---------
   Benefit obligation at end of period               $ 11,616       $ 13,412
                                                     =========      =========

  Change in plan assets:
   Fair value of plan assets at beginning of period  $ 11,096       $ 12,381
   Actual return on plan assets                         1,403            174
   Company contribution                                   184            458
   Expenses                                                 -            (30)
   Benefits paid                                         (302)          (371)
                                                     ---------      ---------
   Fair value of plan assets at end of period        $ 12,381       $ 12,612
                                                     =========      =========

   Funded status                                     $    765       $   (800)
   Unrecognized net actuarial (gain)/loss                (423)         1,244
   Unrecognized prior service cost                          -             84
                                                     ---------      ---------
  Net pension asset recognized in the balance sheets $    342       $    528
                                                     =========      =========

The expected long-term rate of return on plan assets was 9% for the periods presented. The weighted average discount rate and weighted average rate of increase in future compensation levels used were 7.25% and 4.25% for the period from January 1, 1998 to May 21, 1998, 7% and 4% for the period from May 22, 1998 to December 31, 1998, 8% and 5% for 1999 and 7.5% and 4.5% for 2000,
respectively.

9.  Postretirement Obligations

The Company provides certain health care and life insurance benefits to all full time employees who satisfy certain eligibility requirements and reach retirement age while employed by the Company. The Company does not fund these benefits and accrues for the related cost generally over the employees' service period.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The components of net periodic postretirement benefit cost ("NPPBC") were as follows:

                                               Period  Period
                                               Jan. 1  May 22
                                                 to      to
                                               May 21  Dec. 31
                                                1998    1998     1999    2000
                                               ------- ------- ------- -------
                                                        (In thousands)

  Service cost                                 $  106  $  148  $  327  $  270
  Interest cost                                   106     153     286     319
  Amortization of net obligation/(asset)           28       -       -       -
                                               ------- ------- ------- -------
  NPPBC                                        $  240     301  $  613  $  589
                                               ======= ======= ======= =======

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets:

                                                       1999         2000
                                                     ---------     --------
                                                           (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period         $  4,158     $  4,178
   Service cost                                           327          270
   Interest cost                                          286          319
   Actuarial (gain)/loss                                 (488)         172
   Benefits paid                                         (105)        (145)
                                                     ---------    ---------
   Benefit obligation at end of period               $  4,178     $  4,794
                                                     =========    =========

  Change in plan assets:
   Fair value of plan assets at beginning of period  $      -     $      -
   Actual return on plan assets                             -            -
   Company contribution                                   105          145
   Benefits paid                                         (105)        (145)
                                                     ---------    ---------
   Fair value of plan assets at end of period        $      -     $       -
                                                     =========    =========


   Funded status                                      $(4,178)    $ (4,794)
   Unrecognized net actuarial (gain)/loss                (107)          65
   Unrecognized prior service cost                          -            -
                                                     ---------    ---------
  Postretirement liability recognized in balance
   sheets                                            $ (4,285)    $ (4,729)
                                                     =========    =========

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The health care cost trend used in determining the accumulated postretirement benefit obligation ("APBO") was 7.29% grading down to 5.0% in five years. That assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed trend by 1% for all years would increase the aggregate service and interest component of NPPBC for the year ended December 31, 2000 by $96,000 (or 16.3%) and the APBO for the year then ended by $658,000 (or 13.7%). Conversely, decreasing the assumed trend by 1% for all years would decrease the aggregate service and interest component of NPPBC for the year ended December 31, 2000 by $79,000 (or 13.4%) and the APBO for the year then ended by $551,000 (or 11.5%).

Assumptions used to develop NPPBC and the actuarial present value APBO included the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 7.5% for the period from January 1, 1998 to May 21, 1998, 5% and 7% for the period from May 22, 1998 to December 31, 1998, 5% and 8% for 1999 and 5% and 7.5% for 2000, respectively.


10.  Stockholder's Equity

On December 13,1999, the Board of Directors of GLAC adopted the 1999 Management Stock Option Plan (the "1999 Option Plan") which provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of GLAC a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant, 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year, provided that the Company attains specified Adjusted EBITDA targets. If the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest in that year will vest on a pro rata basis as prescribed in the 1999 Option Plan, except that unless more than 90% of the Adjusted EBITDA goal is achieved, no portion of the options shall vest for the year. Conversely, the 1999 Option Plan provides of make-up vesting and accelerated vesting (of up to 25% of the options scheduled to vest in 2001), in that order, in the event that the Adjusted EBITDA goal is surpassed in any plan year. Notwithstanding the foregoing, all options granted under the 1999 Option Plan vest automatically on April 21, 2007, regardless of performance criteria, or upon of the sale of the Company should the sale occur prior to the end of 2001, and expire on the earlier of the tenth anniversary of the date of grant or the sale of the Company.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1999 Option Plan:

                                                                   Available
                                                       Options     For Future
                                                     Outstanding     Grants
                                                     ------------ ------------
At plan inception on December 13, 1999                         -        4,050
Granted on December 13, 1999 ($1,000 per share)            2,800       (2,800)
                                                     ------------ ------------
Balance at December 31, 1999                               2,800        1,250

Options granted                                                -            -
                                                     ------------ ------------

Balance at December 31, 2000                               2,800        1,250
                                                     ============ ============

At December 31, 2000, the number of options outstanding that were vested totaled 1,712 at an exercise price of $1,000 per share with a weighted average remaining contractual life of 9 years.

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

                                    Period     Period
                                    Jan. 1     May 22
                                      to         to
                                    May 21     Dec. 31
                                     1998       1998       1999        2000
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)

  Net earnings (loss):
    As reported                    $ (1,589) $   2,755  $   8,012    $  11,248
    Pro forma                      $ (1,589) $   2,755  $   7,878    $  11,181

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


The exercise price of these stock options was equal to the fair value of the underlying common stock on the date of grant, which was established by the Board of Directors of GLAC as the price at which GLAC will buy or sell its common stock. The grant date fair value for the stock options was estimated at $177.40 per option and was determined using an option pricing model with the following weighted average assumptions for 1999 and 2000: risk-free interest rate of 6.51%; dividend yield of 0.1%; volatility factor of the expected market price of the Company's common stock of 0.0; and expected option life of 3 years.

Option valuation models were developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the value of its employee stock options.

11.  Other Income (Expense)

Other income (expense) consists of the following:

                                               Period  Period
                                               Jan. 1  May 22
                                                 to      to
                                               May 21  Dec. 31
                                                1998    1998     1999    2000
                                               ------- ------- ------- -------
                                                        (In thousands)

  Export tax refund                            $   77  $  660  $1,261  $ 1,112
  Other                                          (549)    242    (300)     (64)
                                               ------- ------- ------- -------
                                               $ (472) $  902  $  961  $ 1,048
                                               ======= ======= ======= =======

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)

12.  Income Taxes

Components of the Company's deferred tax liabilities and assets are as follows:

                                                             1999       2000
                                                          ---------------------
							      (In thousands)
	  Deferred tax liabilities:
            Book over tax depreciable basis               $56,427     $54,923
            Other - net                                     5,075       3,576
                                                          ---------------------
          Total deferred tax liabilities                   61,502      58,499
                                                          ---------------------
	  Deferred tax assets:
            Accrued liabilities                             2,466       2,742
            Valuation allowance                                 -        (475)
            Other - net                                     2,100       2,785
                                                          ---------------------
          Total deferred tax assets                         4,566       5,052
                                                          ---------------------
          Net deferred tax liability                      $56,936     $53,447
                                                          =====================

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                Period  Period
                                                Jan. 1  May 22
                                                  to      to
                                                May 21  Dec. 31
                                                 1998    1998   1999     2000
                                               ------- ------- ------- -------
                                                        (In thousands)

  Tax expense at statutory rates applied
    to pretax earnings                         $ 2,927 $ 2,964 $ 4,927 $ 4,874
  State income tax, net of federal tax effects    (131)     86      28       9
  Tax exempt earnings                              (20)   (315)   (332)   (327)
  Effects of foreign operations                   (135)  1,764    (171)    233
  Amortization of goodwill                           -     957   1,566   1,566
  Change in valuation allowance                      -       -       -     475
  Other                                            198     258     369    (357)
                                               ------- ------- ------- -------
                                               $ 2,839 $ 5,714 $ 6,387 $ 6,473
                                               ======= ======= ======= =======

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Income taxes consist of the following:

                                               Period  Period
                                               Jan. 1  May 22
                                                  to      to
                                               May 21  Dec. 31
                                                1998    1998     1999   2000
                                               ------- ------- ------- -------
                                                        (In thousands)
  Current:
    Federal                                    $ 1,801 $ 3,611 $ 3,281 $ 4,732
    State                                         (202)   (634)    604     323
    Foreign                                      1,240   2,191   4,730   4,907
                                               ------- ------- ------- -------
                                                 2,839   5,168   8,615   9,962
                                               ------- ------- ------- -------
  Deferred:
    Federal                                          -    (275) (1,405) (2,788)
    State                                            -     766    (561)   (309)
    Foreign                                          -      55    (262)   (392)
                                               ------- ------- ------- -------
                                                     -     546  (2,228) (3,489)
                                               ------- ------- ------- -------
  Total                                        $ 2,839 $ 5,714 $ 6,387 $ 6,473
                                               ======= ======= ======= =======

Income taxes paid were approximately $4,994,000, $2,081,000, and $4,851,000 and $10,551,000 for the period from January 1, 1998 to May 21, 1998, the period from May 22, 1998 to December 31, 1998, and the years ended December 31, 1999 and 2000, respectively.

U.S. income taxes have not been provided on the undistributed earnings of Copetro ($34,723,000 as of December 31, 2000) because such earnings are expected to be reinvested. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes, if any).

Income before income taxes and extraordinary item attributable to domestic operations (which included results from export sales) was $4,606,000 for the period from January 1, 1998 to May 21, 1998, $2604,000 for the period from May 22, 1998 to December 31, 1998, $1,479,000 for the year ended December 31, 1999 and $997,000 for the year ended December 31, 2000.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


13.  Financial Information Relating to Segments

The Company has three reportable business segments.

  Anode Grade CPC-is produced and marketed directly to primary aluminum smelters world-wide for use as the principal raw material in the production of carbon anodes, a key component in the aluminum smelting process.

  Industrial Grade CPC-is produced and marketed for use in a variety of non-aluminum, industrial applications, including as a raw material in the production of titanium dioxide, as a recarburizer (carbon additive) in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets.

  RPC Trading-involves the world-wide marketing of raw petroleum coke ("RPC") for use as the raw material in the production of CPC and as a fuel source in a variety of other industrial applications.

The production and distribution of CPC, which is the focus of the first two units, is accomplished utilizing the same process, plant facilities and operating assets. The RPC trading business, as conducted by the Company, generally involves the use of such assets on a limited basis. Accordingly, the Company does not segregate, or otherwise account for, the assets by segments.

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC       Trading   Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  --Period from Jan. 1
   to May, 1998--

  Net sales             $  76,330  $  13,862  $       - $     657  $  90,849
  Cost of goods sold      (55,840)   (10,429)         -      (899)   (67,168)
                        ---------- ---------- --------- ---------- ----------
  Segment profit        $  20,490  $   3,433  $       - $    (242)    23,681
                        ========== ========== ========= ==========
  Selling, general and
   administrative expenses                                           (13,070)
  Interest expense, net                                               (1,776)
  Other income (expense)                                                (472)
                                                                   ----------
  Income before income taxes                                       $   8,363
                                                                   ==========



                           Anode    Industrial
                           Grade      Grade      RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- -----------
                                           (In thousands)
--Period from May 22
    to Dec. 31, 1998--

  Net sales              $ 122,813  $  21,959  $       -  $  1,231 $ 146,003
  Cost of goods sold       (86,861)   (15,897)         -    (3,990) (106,748)
                         ---------- ---------- --------- ---------- ----------
  Segment profit         $  35,952  $   6,062  $       - $  (2,759)   39,255
                         ========== ========== ========= ==========
  Selling, general and
   administrative expenses                                           (11,281)
  Interest expense, net                                              (20,407)
  Other income (expense)                                                 902
                                                                   -----------
  Income before income taxes                                       $   8,469
                                                                   ===========

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


                           Anode    Industrial
                           Grade      Grade      RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- -----------
                                           (In thousands)
 ---------1999--------

  Net sales              $ 190,648  $  40,167  $  1,303  $  2,426   $ 234,544
  Cost of goods sold      (138,002)   (26,501)   (1,136)   (6,154)   (171,793)
                         ---------- ---------- --------- ---------- ----------
  Segment profit         $  52,646  $  13,666  $    167  $ (3,728)     62,751
                         ========== ========== =========
  Selling, general and
   administrative expenses                                            (20,251)
  Interest expense, net                                               (29,384)
  Other income (expense)                                                  961
                                                                   -----------
  Income before income taxes                                       $   14,077
                                                                   ===========



                           Anode    Industrial
                           Grade      Grade      RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- -----------
                                           (In thousands)
 ---------2000---------

  Net sales              $ 183,576 $  48,395  $ 11,155  $   2,123  $  245,249
  Cost of goods sold      (133,919)  (34,053)   (9,295)    (7,099)   (184,366)
                         --------- ---------- --------- ---------- -----------
  Segment profit         $  49,657 $  14,342  $  1,860 $   (4,976)     60,883
                         ========= ========== ========= ==========
  Selling, general and
   administrative expenses                                            (19,852)
  Interest expense, net                                               (28,162)
  Other income (expense)                                                1,048
                                                                   ----------
  Income before income taxes                                       $   13,917
                                                                   ==========

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


14.  Operations by Geographic Area

The following is a summary of the Company's operations by geographic area:

                                    Period     Period
                                    Jan. 1     May 22
                                      to         to
                                    May 21     Dec. 31  Year Ended Dec. 31,
                                     1998       1998       1999       2000
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)

  Net Sales
    United States                  $  75,823  $ 116,011  $ 168,815  $ 183,905
    Foreign                           15,026     29,992     65,729     61,344
                                   ---------- ---------- ---------- ---------
                                   $  90,849  $ 146,003  $ 234,544  $ 245,249
                                   ========== ========== ========== ==========

  Operating income
    United States                  $   7,098  $  22,466  $  29,414  $  28,705
    Foreign                            3,513      5,508     13,086     12,326
                                   ---------- ---------- ---------- ----------
                                   $  10,611  $  27,974  $  42,500  $  41,031
                                   ========== ========== ========== ==========

   Adjusted EBITDA (1)
     United States                 $  19,078  $  33,295  $  47,826  $  48,617
     Foreign                           4,125      7,899     17,389     16,690
                                   ---------- ---------- ---------- ----------
                                   $  23,203  $  41,194  $  65,215  $  65,307
                                   ========== ========== ========== ==========

   Assets
     United States                 $ 138,011  $ 408,502  $ 393,713  $ 393,445
     Foreign                          44,331     82,251     84,512     80,128
                                   ---------- ---------- ---------- ----------
                                   $ 182,342  $ 490,753  $ 478,225  $ 473,573
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

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Exports from U.S. operations were approximately $43,260,000, $68,291,000, and $83,525,000 and $93,892,000 for the period from January 1, 1998 to May 21, 1998, the period from May 22, 1998 to December 31, 1998 and for the years ended December 31, 1999 and 2000, respectively. Export sales to Western Europe as a percentage of United States net sales were 26.4%, 27.1% and 29.4% and 27.9% for the period from January 1, 1998 to May 21, 1998, the period from May 22, 1998 to December 31, 1998 and the years ended December 31, 1999 and 2000, respectively. Export sales to Africa as a percentage of United States net sales were 22.6% and 17.9% for the period from January 1, 1998 to May 21, 1998 and the period from May 22, 1998 to December 31, 1998, respectively. The Company's foreign operations are conducted principally in South America.

15.  Quarterly Financial Data (unaudited)

The following is a summary of Company's quarterly results of operations:

                                                 1999 Quarterly Data
                                      3/31       6/30       9/30      12/31
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)

Net sales                          $   60,363 $   62,003 $   53,814 $  58,364
Gross profit                           15,839     15,566     14,498    16,848
Operating income                       11,034     10,660      9,579    11,227
Other expense                           7,228      7,005      7,011     7,179
Income before income tax and
  extraordinary item                    3,806      3,655      2,568     4,048
Income tax expense                      1,480      1,525      1,152     2,230
Extraordinary gain, net of tax              -          -          -       322
Net income                              2,326      2,130      1,416     2,140
Adjusted EBITDA (1)                    16,836     16,298     15,163    16,918


                                                 2000 Quarterly Data
                                      3/31       6/30       9/30      12/31
                                   ---------- ---------- ---------- ----------
                                                   (In thousands)
Net sales                          $   58,144 $   63,717 $   61,352 $   62,036
Gross profit                           14,317     16,103     15,610     14,853
Operating income                        9,794     11,323     10,444      9,470
Other expense                           6,849      6,664      6,884      6,717
Income before income tax and
  extraordinary expense                 2,945      4,659      3,560      2,753
Income tax expense                      1,439      2,434      2,107        493
Extraordinary gain, net of tax              -          -          -      3,804
Net income                              1,506      2,225      1,453      6,064
Adjusted EBITDA (1)                    15,575     17,104     16,257     16,371


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

                        Great Lakes Carbonn Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


16.  Extraordinary Item

In connection with the repurchase of the 10% Senior Secured Notes described in
Note 1, an extraordinary loss on early extinguishment of debt of approximately $7,113,000, net of taxes of approximately $4,001,000, has been reflected in the predecessor Statement of Operations for the period from January 1, 1998 to May 21, 1998.

Extraordinary gains related to the repurchase of the Company's debt of approximately $322,000 and $3,804,000 (net of income tax expenses of $173,000 and $2,048,000) were recognized in 1999 and 2000, respectively.

17.  Litigation and Contingencies

The Company is a party to several proceedings, which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.

				      SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of March 2001.

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


Signature                            Title                       Date
---------                            -----                       ----

/s/JAMES D. MCKENZIE         President, Chief Executive
---------------------        Officer and Director            March 9, 2001
James D. McKenzie            (Principal Executive Officer)

         *                   Senior Vice President,          March 9, 2001
---------------------        Operations and Administration
A. Frank Baca

         *                   Vice President, Sales           March 9, 2001
---------------------
Robert C. Dickie

         *                   Vice President, Raw Materials   March 9, 2001
---------------------
Craig L. Beilharz

         *                   Non-Executive Chairman of       March 9, 2001
---------------------        the Board, Director
Theodore C. Rogers

         *                   Director                        March 9, 2001
---------------------
W. Richard Bingham

         *                   Director                        March 9, 2001
---------------------
Kim A. Marvin

         *                   Director                        March 9, 2001
---------------------
Alfred E. Barry


By:  /s/JAMES D. MCKENZIE
--------------------------
        James D. McKenzie
        Attorney-in-Fact