Form 10-Q
period 2001-03-31
GREAT LAKES CARBON CORP
filed 2001-05-14
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

                        GREAT LAKES CARBON CORPORATION

FORM 10-Q                                                       March 31, 2001
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2000 and March 31, 2001. . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the three months ended March 31, 2000 and 2001. . . . . . . 4

          Condensed Consolidated Statements of Stockholder's Equity -
          For the three months ended March 31, 2001 . . . . . . . . . . . 5

          Condensed Consolidated Statements of Cash Flows -
          For the three months ended March 31, 2000 and 2001. . . . . . . 6

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

 Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 11

 Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 11

 Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 11

 Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 11

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                    December 31,    March 31,
                                                        2000          2001
                                                     --------      --------
                                                     (Audited)     (Unaudited)
Assets
Current assets:
 Cash and cash equivalents                           $ 11,239      $ 13,077
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 2000 and 2001                    33,598        36,485
 Inventories                                           36,137        34,932
 Prepaid expenses and other current assets              4,574         5,318
                                                     --------      --------
        Total current assets                           85,548        89,812

Property, plant and equipment, net                    190,354       186,653

Goodwill, net of accumulated amortization
  of $11,682 in 2000 and $12,800 in 2001              167,273       166,154
Capitalized financing costs                            12,867        12,286
Investment in GLAC Debentures                          15,613        26,302
Other assets                                            1,918         1,809
                                                     --------      --------
Total assets                                         $473,573      $483,016
                                                     ========      ========

Liabilities and stockholder's equity
Current liabilities:
 Accounts payable                                    $ 18,024      $ 16,471
 Accrued expenses                                      11,528        16,387
 Income taxes payable                                   2,171         1,990
 Current portion of long-term debt                     15,390        16,380
                                                     --------      --------
        Total current liabilities                      47,113        51,228

Long-term debt, less current portion                  247,748       244,885
Other long-term liabilities                             6,901         6,988
Deferred taxes                                         53,447        52,455
Due to parent                                           3,349         6,542

Stockholder's equity:
 Common stock, par value $0.01 per share;
  1,000 authorized, outstanding                             -             -
  Additional paid-in capital                           93,000        93,000
 Retained earnings                                     22,015        27,918
                                                     --------      --------
        Total stockholder's equity                    115,015       120,918
                                                     --------      --------
Total liabilities and stockholder's equity           $473,573      $483,016
                                                     ========      ========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)

                                                 Three Months Ended March 31,
                                                     2000            2001
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  58,144       $  65,762
Cost of goods sold                                   43,827          51,361
                                                  ---------       ---------
        Gross profit                                 14,317          14,401

Selling, general and administrative expenses          4,523           4,560
                                                  ---------       ---------
        Operating income                              9,794           9,841

Other income (expense):
 Interest, net                                       (7,066)         (6,213)
 Other, net                                             217             248
                                                  ---------       ---------
                                                     (6,849)         (5,965)

        Income before income taxes and
          extraordinary item                          2,945           3,876

Income taxes                                          1,439           1,823
                                                  ---------       ---------
        Income before extraordinary item              1,506           2,053

Extraordinary gain on early extinguishment
  of debt, net of tax expense of $2,073                   -           3,850
                                                  ---------       ---------
Net income                                        $   1,506       $   5,903
                                                  =========       =========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries
           Condensed Consolidated Statement of Stockholder's Equity

                                (Unaudited)

                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholder's
                                  Stock     Capital    Earnings      Equity
                               ---------   ---------   --------    ---------
                                               (In thousands)
Balance at December 31, 2000    $      -    $ 93,000    $ 22,015    $115,015

Net income                             -           -       5,903       5,903
                               ---------   ---------   ---------   ---------
Balance at March 31, 2001       $      -    $ 93,000    $ 27,918    $120,918
                               =========   =========   =========   =========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                 Three Months Ended March 31,
                                                    2000            2001
                                                  --------        --------
                                                        (In thousands)
Operating activities
Net income                                        $  1,506        $  5,903
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                      5,864           6,082
  Deferred taxes                                      (885)           (992)
   Changes in operating assets and liabilities:
    Accounts receivable                              6,938          (2,887)
    Inventories                                     (3,161)          1,205
    Prepaid expenses and other current assets         (206)           (744)
    Income taxes payable                             1,212            (181)
    Accounts payable and accrued expenses            3,041           3,306
    Other, net                                         712              90
                                                  --------        --------
Net cash provided by operating activities           15,021          11,782

Investing activities
 Capital expenditures                                 (667)           (575)
 Investment in GLAC Debentures                        (147)        (10,689)
                                                  --------        --------
Net cash used in investing activities                 (814)        (11,264)

Financing activities
 Repayment of long-term debt                        (5,357)         (1,873)
 Due to parent                                          60           3,193
 Capital Contributions                                 620               -
                                                  --------        --------
Net cash (used)/provided in financing activities    (4,677)          1,320

Increase in cash and cash equivalents                9,530           1,838
Cash and cash equivalents at beginning of period     7,102          11,239
                                                  --------        --------
Cash and cash equivalents at end of period        $ 16,632        $ 13,077
                                                  ========        ========

See accompanying notes.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                               March 31, 2001

                                (Unaudited)


1.  Organization and Basis of Presentation

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

2.  Basis of Presentation

The accompanying financial statements as of March 31, 2001 do not reflect the principal amount related to the 13 1/8% Senior Discount Debentures sold by GLAC as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures.

Certain prior year amounts have been reclassified to conform to current year presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair summary of the results of operations. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K, File No. 333-59541.

                        Great Lakes Carbon Corporation
                               and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                               March 31, 2001

                                (Unaudited)


3.  Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Investments and Hedging Activities".
The Company adopted the new Statement effective January 1, 2001. Statement No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under the Statement, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of Statement No. 133 did not have a significant effect on the Company's financial position, results of operations or cash flows.

4.  Inventories

Inventories are as follows:

                                       December 31,      March 31,
                                          2000             2001
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  19,473        $  19,531
     Finished goods                       10,047            8,315
     Supplies and spare parts              6,617            7,086
                                       ---------        ---------
                                       $  36,137        $  34,932
                                       =========        =========

5.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,546,000 and $2,055,000 and $7,616,000 and $630,000 at December 31, 2000
and March 31, 2001, respectively.

6.  Extraordinary Item

The period ended March 31, 2001 reflects an extraordinary gain related to the repurchase of the Company's debt of approximately $3,850,000 (net of income tax expenses of $2,073,000).

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

Results of Operations

Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000

        The Company's net sales for the quarter ended March 31, 2001 increased 13.1% to $65.8 million from $58.1 million in the comparable 2000 period. Net sales of anode grade CPC increased 3.6% to $46.3 million, net sales of industrial grade CPC increased 28.5% to $13.5 million and net sales of RPC increased 113.5% to $5.2 million.
        The increase in anode grade CPC net sales was primarily the result of a 3.3% increase in the average per ton selling price. Sales volume remained essentially unchanged at 308,512 tons, an increase of 0.2% (or 641 tons) from last year. The increse in selling prices was attributable to a tightening of available CPC supplies and stronger aluminum prices.
        The increase in industrial grade CPC net sales was the result of a 23.2% increase in sales volume to 102,518 tons augmented by a 4.3% increase in selling price. Greater shipments of product going into the titanium dioxide and chemical accounts at higher prices were primarily responsible for the improvement.
        The increase in RPC net sales was primarily the result of a 45.6% increase in the average per ton selling price coupled with a 46.6% increase in sales volume to 81,156 tons. The revenue growth was due to greater shipments of higher priced anode grade RPC in the current year quarter as the Company's RPC trading operations, initiated in late 1999, became more firmly established in the market.
        The Company's gross profit for the first quarter increased by 0.6% to $14.4 million from $14.3 million in 2000. The increase in gross profit was due to the increase in sales discussed above largely offset by higher cost of goods sold. The increase in cost of goods sold was the result of higher sales volume at higher average per ton raw material costs. Tight anode grade RPC supply, particularly in the United States Gulf coast, was the major factor impacting raw material costs.
        Operating income at $9.8 million was essentially unchanged (increasing just 0.5%) from the prior year quarter as the improvement in gross profit discussed above was partially offset by a slight increase in selling, general and administrative expenses.
        Income before income taxes increased 31.6% to $3.9 million from $2.9 million in the comparable 2000 period. The increase was primarily attributable to a $0.9 million decrease in net interest expense and the improvement in operating income discussed above. The decrease in net interest expense was principally due to the effects of continued debt reduction.
        The Company's effective tax rate decreased to 47.0% in 2001 from 48.9% in the corresponding 2000 period primarily as a result of providing for taxes by means of an annualized rate in the current year. This method alleviates the distortions caused by applying statutory rates to interim period taxable income when, as in the Company's case, the corresponding pretax book income includes relatively large ratable amortizations of non-deductible items, such as goodwill.
        An extraordinary gain related to the repurchase of debt of approximately $3,850,000 (net of income tax expense of $2,073,000) was recognized in current year quarter.
        As a result of the factors discussed above, net income for the three months ended March 31, 2001 increased 292.0% to $5.9 million from $1.5 million in 2000 period.
        Adjusted EBITDA for the first quarter increased by 1.7% to $15.8 million from $15.6 million in 2000 as a result of the increase in operating income discussed above and an increase to the add-back adjustment for depreciation/amortization of $0.2 million.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2001 will be approximately $3.5 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and other financing sources provided in its debt agreements. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of May 4, 2001, no funds had been drawn down, and approximately $2.9 million in letters of credit were outstanding under this facility.
        Pursuant to the terms of the 10 1/4% Senior Subordinated Notes Indenture, the Company has given irrevocable notice of its election to make the November 15, 2001 interest payment through the issuance of additional notes.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 10 1/4% Senior Subordinated Notes or the 13 1/8% Senior Discount Debentures issued by GLAC.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Refer to the Company's annual report on form 10K dated
          March 23, 2001.

Item 2.   Change in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits:

          Not applicable.

          (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K with the Commission during the three months ended March 31, 2001.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GREAT LAKES CARBON CORPORATION



Date: 5/4/01                      /s/James D. McKenzie
                                  James D. McKenzie
                                  President and Chief Executive Officer