Form 10-Q
period 2001-06-30
GREAT LAKES CARBON CORP
filed 2001-08-14
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [X]  No [  ].
       1 of 17

                        GREAT LAKES CARBON CORPORATION

FORM 10-Q                                                        June 30, 2001
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2000 and June 30, 2001 . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the six months ended June 30, 2000 and 2001 . . . . . . . . 4
          For the three months ended June 30, 2000 and 2001 . . . . . . . 5

          Condensed Consolidated Statements of Stockholder's Equity -
          For the six months ended June 30, 2001. . . . . . . . . . . . . 6

          Condensed Consolidated Statements of Cash Flows -
          For the six months ended June 30, 2000 and 2001 . . . . . . . . 7

          Notes to Condensed Consolidated Financial Statements. . . . . . 8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . .12

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 16

 Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . . 16

 Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . . . . . . 16

 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . 16

 Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . 16

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 16

       2 of 17
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                                  (Unaudited)
                                                    December 31,    June 30,
                                                        2000          2001
                                                     --------      --------
Assets
Current assets:
 Cash and cash equivalents                           $ 11,239      $ 10,905
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 2000 and 2001                    33,598        37,067
 Inventories                                           36,137        40,561
 Prepaid expenses and other current assets              4,574         5,068
                                                     --------      --------
        Total current assets                           85,548        93,601

Property, plant and equipment, net                    190,354       183,649

Goodwill, net of accumulated amortization
  of $11,682 in 2000 and $13,919 in 2001              167,273       165,036
Capitalized financing costs                            12,867        11,705
Investment in GLAC Debentures                          15,613        27,151
Other assets                                            1,918         1,699
                                                     --------      --------
Total assets                                         $473,573      $482,841
                                                     ========      ========

Liabilities and stockholder's equity
Current liabilities:
 Accounts payable                                    $ 18,024      $ 18,958
 Accrued expenses                                      11,528        10,308
 Income taxes payable                                   2,171         1,141
 Current portion of long-term debt                     15,390        19,086
                                                     --------      --------
        Total current liabilities                      47,113        49,493

Long-term debt, less current portion                  247,748       244,340
Other long-term liabilities                             6,901         7,056
Deferred taxes                                         53,447        51,459
Due to parent                                           3,349         7,360

Stockholder's equity:
 Common stock, par value $0.01 per share;
  1,000 authorized, outstanding                             -             -
  Additional paid-in capital                           93,000        93,000
 Retained earnings                                     22,015        30,133
                                                     --------      --------
        Total stockholder's equity                    115,015       123,133
                                                     --------      --------
Total liabilities and stockholder's equity           $473,573      $482,841
                                                     ========      ========

See accompanying notes.

       3 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                                  Six Months Ended June 30,
                                                     2000            2001
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $ 121,861       $ 129,130
Cost of goods sold                                   91,441         100,376
                                                  ---------       ---------
        Gross profit                                 30,420          28,754

Selling, general and administrative expenses          9,303           9,612
                                                  ---------       ---------
        Operating income                             21,117          19,142

Other income (expense):
 Interest, net                                      (14,169)        (12,299)
 Other, net                                             656             985
                                                  ---------       ---------
                                                    (13,513)        (11,314)

        Income before income taxes and
          extraordinary item                          7,604           7,828

Income taxes                                          3,873           3,560
                                                  ---------       ---------
        Income before extraordinary item              3,731           4,268

Extraordinary gain on early extinguishment
  of debt, net of tax expense of $2,073                   -           3,850
                                                  ---------       ---------
Net income                                        $   3,731       $   8,118
                                                  =========       =========

See accompanying notes.

       4 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                                 Three Months Ended June 30,
                                                     2000            2001
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  63,717       $  63,368
Cost of goods sold                                   47,614          49,015
                                                  ---------       ---------
        Gross profit                                 16,103          14,353

Selling, general and administrative expenses          4,780           5,052
                                                  ---------       ---------
        Operating income                             11,323           9,301

Other income (expense):
 Interest, net                                       (7,103)         (6,086)
 Other, net                                             439             737
                                                  ---------       ---------
                                                     (6,664)         (5,349)

        Income before income taxes                    4,659           3,952

Income taxes                                          2,434           1,737
                                                  ---------       ---------
Net income                                        $   2,225       $   2,215
                                                  =========       =========

See accompanying notes.

       5 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
           Condensed Consolidated Statement of Stockholder's Equity

                                (Unaudited)
                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholder's
                                  Stock     Capital    Earnings      Equity
                               ---------   ---------   --------    ---------
                                               (In thousands)
Balance at December 31, 2000    $      -    $ 93,000    $ 22,015    $115,015

Net income                             -           -       8,118       8,118
                               ---------   ---------   ---------   ---------
Balance at June 30, 2001        $      -    $ 93,000    $ 30,133    $123,133
                               =========   =========   =========   =========

See accompanying notes.

       6 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)
                                                  Six Months Ended June 30,
                                                    2000            2001
                                                  --------        --------
                                                        (In thousands)
Operating activities
Net income                                        $  3,731        $  8,118
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     11,733          12,165
  Deferred taxes                                    (1,420)         (1,988)
   Changes in operating assets and liabilities:
    Accounts receivable                             (5,609)         (3,469)
    Inventories                                     (3,536)         (4,424)
    Prepaid expenses and other current assets         (210)           (494)
    Income taxes payable                              (856)         (1,030)
    Accounts payable and accrued expenses            5,950            (286)
    Other, net                                         903             161
                                                  --------        --------
Net cash provided by operating activities           10,686           8,753

Investing activities
 Capital expenditures                               (1,938)         (1,848)
 Investment in GLAC Debentures                        (292)        (11,538)
                                                  --------        --------
Net cash used in investing activities               (2,230)        (13,386)

Financing activities
 Repayment of long-term debt                        (8,342)        (10,839)
 Additions to long-term debt                             -          11,127
 Due to parent                                         112           4,011
 Capital Contributions                                 620               -
                                                  --------        --------
Net cash used (provided) in financing activities    (7,610)          4,299

Increase in cash and cash equivalents                  846            (334)
Cash and cash equivalents at beginning of period     7,102          11,239
                                                  --------        --------
Cash and cash equivalents at end of period        $  7,948        $ 10,905
                                                  ========        ========

See accompanying notes.

       7 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2001
                                 (Unaudited)


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

2.  Basis of Presentation

The accompanying financial statements as of June 30, 2001 do not reflect the principal amount related to 13 1/8% Senior Discount Debentures issued by GLAC as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures.

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

3.  Accounting Pronouncements

Derivative Investments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Investments and Hedging Activities". The Company adopted the new Statement effective January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under the Statement, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant effect on the Company's financial position, results of operations or cash flows.

Business Combinations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.
       8 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2001
                                 (Unaudited)


Goodwill and Other Intangible Assets

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transtional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS 142 may have on its financial position and results of operations.

4.  Inventories

Inventories are as follows:

                                       December 31,      June 30,
                                          2000             2001
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  19,473        $  24,896
     Finished goods                       10,047            8,632
     Supplies and spare parts              6,617            7,033
                                       ---------        ---------
                                       $  36,137        $  40,561
                                       =========        =========

5.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,546,000 and $2,055,000 and $496,000 and $1,026,000 at December 31, 2000
and June 30, 2001, respectively.
       9 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2001
                                 (Unaudited)


6.  Financial Information Relating to Segments

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

-----------------------------------------------------------------------------
                        Six Months ended June 30, 2000
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  92,652  $  21,741  $   6,408  $  1,060  $ 121,861
  Cost of goods sold      (67,435)   (15,128)    (5,707)   (3,171)   (91,441)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  25,217  $   6,613  $     701  $ (2,111)    30,420
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (9,303)
  Interest expense, net                                              (14,169)
  Other income (expense)                                                 656
                                                                   ----------
  Income before income taxes                                       $   7,604
                                                                   ==========

-----------------------------------------------------------------------------
                        Six months ended June 30, 2001
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  93,641  $  25,410  $   8,817  $  1,262  $ 129,130
  Cost of goods sold      (70,493)   (18,475)    (8,003)   (3,405)  (100,376)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  23,148  $   6,935  $     814  $ (2,143)    28,754
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (9,612)
  Interest expense, net                                              (12,299)
  Other income (expense)                                                 985
                                                                   ----------
  Income before income taxes
   and extraordinary item                                          $   7,828
                                                                   ==========
       10 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                June 30, 2001
                                 (Unaudited)


-----------------------------------------------------------------------------
                        Quarter ended June 30, 2000
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade        RPC
                            CPC        CPC       Trading   Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  47,941  $  11,235  $   3,957  $    584  $  63,717
  Cost of goods sold      (34,584)    (8,323)    (3,359)    1,575    (47,614)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  13,584  $   2,912  $     598  $   (991)    16,103
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (4,780)
  Interest expense, net                                               (7,103)
  Other income (expense)                                                 439
                                                                   ----------
  Income before income taxes                                       $   4,659
                                                                   ==========

-----------------------------------------------------------------------------
                        Quarter ended June 30, 2001
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  47,340  $  11,909  $   3,584  $    535  $  63,368
  Cost of goods sold      (35,515)    (8,604)    (3,221)   (1,675)   (49,015)
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  11,825  $   3,305  $     363  $ (1,140)    14,353
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (5,052)
  Interest expense, net                                               (6,086)
  Other income (expense)                                                 737
                                                                   ----------
  Income before income taxes                                       $   3,952
                                                                   ==========

7.  Extraordinary Item

The period ended June 30, 2001 reflects an extraordinary gain related to the repurchase of the Company's debt of approximately $3,850,000 (net of income tax expenses of $2,073,000).

       11 of 17

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

        As used in this document, Adjusted EBITDA represents operating income before depreciation, amortization and AIP fees and expenses. Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

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

Results of Operations

Three Months Ended June 30, 2001 Versus Three Months Ended June 30, 2000

        The Company's net sales for the quarter ended June 30, 2001 decreased 0.5% to $63.4 million from $63.7 million in the comparable 2000 period. Net sales of anode grade CPC decreased 1.3% to $47.3 million, net sales of industrial grade CPC increased 6.0% to $11.9 million and net sales of RPC decreased 9.4% to $3.6 million.
        The decrease in anode grade CPC net sales was primarily the result of a 5.7% decrease in sales volume to 310,920 tons offset in large measure by a 4.7% increase in average per ton selling prices. The decrease in sales volume was a function of routine period to period scheduling fluctuations. The increse in selling prices was attributable to continued tightening of available CPC supplies.
        The increase in industrial grade CPC net sales was the result of an 8.8% increase in average per ton selling prices partially offset by a 2.6 % decrease in sales volume to 87,076 tons. Higher prices across all product lines coupled with greater shipments to chemical customers out-weighed volume declines in recarb and titanium dioxide accounts.
       12 of 17

        The decrease in RPC net sales was primarily the result of a 40.0% decrease in sales volume to 60,164 tons largely offset by a 50.9% increase in the average per ton selling price. Fewer shipments of higher priced anode grade RPC was the primary reason for the change.
        The Company's gross profit for the second quarter decreased by 10.9% to $14.4 million from $16.1 million in 2000. The decrease in gross profit was due to the decrease in sales discussed above and higher cost of goods sold.
The increase in cost of goods sold was primarily the result of higher average per ton raw material costs offset partially by lower sales volume. Tight anode grade RPC supply, particularly in the United States Gulf coast, was the major factor impacting raw material costs.
        Operating income decreased 17.9% to $9.3 million from $11.3 million in the prior year quarter. The decrease in operating income was due to the decrease in gross profit discussed above coupled with a slight increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily the result of higher commission and management fee expenses.
        Income before income taxes decreased 15.2% to $4.0 million from $4.7 million in the comparable 2000 period. The decrease was due to the decrease in operating income discussed above offset mainly by a decrease in net interest expense. The lower net interest expense was due primarily to the effects of continued debt reduction.
        The Company's effective tax rate decreased to 44.0% in 2001 from 52.2% in the corresponding 2000 period primarily as a result of providing for taxes by means of an annualized rate in the current year. This method alleviates the distortions caused by applying statutory rates to interim period taxable income when, as in the Company's case, the corresponding pretax book income includes relatively large ratable amortizations of non-deductible items, such as goodwill.
        As a result of the factors discussed above, net income for the three months ended June 30, 2001 remained essentially unchanged at $2.5 million ( a decrease of 0.4%) compared to 2000.
        Adjusted EBITDA for the second quarter decreased 9.8% to $15.4 million from $17.1 million in 2000 due to the decrease in operating income discussed above and increases to add-back adjustments for depreciation/amortization and AIP management fee expenses of $0.21 million and $0.13 million, respectively.

Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000

        The Company's net sales for the six months ended June 30, 2001 increased 6.0% to $129.1 million from $121.9 million in the comparable 2000 period. Net sales of anode grade CPC increased 1.1% to $93.6 million, net sales of industrial grade CPC increased 16.9% to $25.4 million and net sales of RPC increased 37.6% to $8.8 million.
        The increase in anode grade CPC net sales was primarily the result of a 4.0% increase in average per ton selling prices partially offset by a 2.8% decrease in sales volume to 619,432 tons. The increse in selling prices was attributable to continued tightening of available CPC supplies. The decrease in sales volume was a function of routine period to period scheduling fluctuations.
        The increase in industrial grade CPC net sales was the result of a 9.9% increase in sales volume to 189,594 tons augmented by a 6.4% increase in average selling prices. Higher prices across most product lines and greater shipments to titanium dioxide and chemical customers out-weighed volume declines in recarb accounts.
        The increase in RPC net sales was primarily the result of a 51.5% increase in the average per ton selling price offset partially by a 9.2% decrease in sales volume to 141,320 tons. Fewer shipments of higher priced anode grade RPC was the primary reason for the change.
        The Company's gross profit for the year-to-date period decreased by 5.5% to $28.8 million from $30.4 million in 2000. The decrease in gross profit was due to higher cost of goods sold that was only partially offset by the increase in sales discussed above. The increase in cost of goods sold was due mainly to higher average per ton raw material costs which were only slightly offset by the volume decline. Tight anode grade RPC supply, particularly in the United States Gulf coast, was the major factor impacting raw material costs.
       13 of 17

        Operating income decreased 9.4% to $19.1 million from $21.1 million in the prior year period. The decrease in operating income was due to the decrease in gross profit discussed above coupled by a slight increase in selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily the result of higher employee compensation, commission and management fee expenses.
        Income before income taxes and extraordinary item increased 2.9% to $7.8 million from $7.6 million in the comparable 2000 period. The increase was attributable to a decrease in other income (expense) which more than offset the decline in operating income discussed above. Lower net interest expense, mainly due to the effects of continued debt reduction, was the most significant factor in the decrease in other income (expense).
        The Company's effective tax rate decreased to 45.5% in 2001 from 50.9% in the corresponding 2000 period primarily as a result of providing for taxes by means of an annualized rate in the current year. This method alleviates the distortions caused by applying statutory rates to interim period taxable income when, as in the Company's case, the corresponding pretax book income includes relatively large ratable amortizations of non-deductible items, such as goodwill.
        An extraordinary gain related to the repurchase of debt of approximately $3,850,000 (net of income tax expense of $2,073,000) was recognized in current year period.
        As a result of the factors discussed above, net income for the six months ended June 30, 2001 increased 117.6% to $8.1 million from $3.7 million in 2000.
        Adjusted EBITDA for the year-to-date period decreased by 4.3% to $31.3 million from $32.8 million in 2000 due to the decrease in operating income discussed above and an increase to the add-back adjustment for depreciation/ amortization of $0.43 million.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2001 will be approximately $4.0 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and other financing sources provided in its debt agreements. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of August 3, 2001, no funds had been drawn down, and approximately $3.0 million in letters of credit were outstanding under this facility.
        Pursuant to the terms of the 10 1/4% Senior Subordinated Notes Indenture, the Company gave irrevocable notice of its election to make the November 15, 2001 interest payment through the issuance of additional notes. Any determination regarding future elections (applicable to interest payments through May 2003) will depend upon the Company's financial condition, potential business opportunities and such other factors as the Board of Directors may deem relevant.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 10 1/4% Senior Subordinated Notes or the 13 1/8% Senior Discount Debentures issued by GLAC.
       14 of 17

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Investments and Hedging Activities". The Company adopted the new Statement effective January 1, 2001. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities. Under the Statement, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The adoption of SFAS 133 did not have a significant effect on the Company's financial position, results of operations or cash flows.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transtional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS 142 may have on its financial position and results of operations.
       15 of 17

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits:

          Not applicable.

          (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K with the Commission during the three months ended June 30, 2001.
       16 of 17

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GREAT LAKES CARBON CORPORATION



Date: 8/3/01                      /s/James D. McKenzie
                                  James D. McKenzie
                                  President and Chief Executive Officer

       17 of 17