Form 10-Q
period 2001-09-30
GREAT LAKES CARBON CORP
filed 2001-11-08
CIK 1002664

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                        GREAT LAKES CARBON CORPORATION

FORM 10-Q                                                   September 30, 2001
                                   CONTENTS
                                                                      Page No.
PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 31, 2000 and September 30, 2001. . . . . . . . . . . . 3

          Condensed Consolidated Statements of Operations -
          For the nine months ended September 30, 2000 and 2001 . . . . . 4
          For the three months ended September 30, 2000 and 2001. . . . . 5

          Condensed Consolidated Statements of Stockholder's Equity -
          For the nine months ended September 30, 2001. . . . . . . . . . 6

          Condensed Consolidated Statements of Cash Flows -
          For the nine months ended September 30, 2000 and 2001 . . . . . 7

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

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 16

       2 of 17
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                     Condensed Consolidated Balance Sheets

                (In thousands, except share and per share data)
                                                                  (Unaudited)
                                                   December 31,  September 30,
                                                       2000          2001
                                                     --------      --------
Assets
Current assets:
 Cash and cash equivalents                           $ 11,239      $ 13,120
 Accounts receivable-net of allowance for doubtful
  accounts of $600 in 2000 and 2001                    33,598        37,609
 Inventories                                           36,137        41,219
 Prepaid expenses and other current assets              4,574         5,673
                                                     --------      --------
        Total current assets                           85,548        97,621

Property, plant and equipment, net                    190,354       180,361

Goodwill, net of accumulated amortization
  of $11,682 in 2000 and $15,038 in 2001              167,273       163,917
Capitalized financing costs                            12,867        11,125
Investment in GLAC Debentures                          15,613        28,027
Other assets                                            1,918         1,592
                                                     --------      --------
Total assets                                         $473,573      $482,643
                                                     ========      ========

Liabilities and stockholder's equity
Current liabilities:
 Accounts payable                                    $ 18,024      $ 15,346
 Accrued expenses                                      11,528        11,277
 Income taxes payable                                   2,171         1,907
 Current portion of long-term debt                     15,390        21,223
                                                     --------      --------
        Total current liabilities                      47,113        49,753

Long-term debt, less current portion                  247,748       243,808
Other long-term liabilities                             6,901         7,216
Deferred taxes                                         53,447        51,265
Due to parent                                           3,349         6,400

Stockholder's equity:
 Common stock, par value $0.01 per share;
  1,000 authorized, outstanding                             -             -
  Additional paid-in capital                           93,000        93,000
 Retained earnings                                     22,015        31,201
                                                     --------      --------
        Total stockholder's equity                    115,015       124,201
                                                     --------      --------
Total liabilities and stockholder's equity           $473,573      $482,643
                                                     ========      ========

See accompanying notes.

       3 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                               Nine Months Ended September 30,
                                                     2000            2001
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $ 183,213       $ 192,129
Cost of goods sold                                  137,183         150,640
                                                  ---------       ---------
        Gross profit                                 46,030          41,489

Selling, general and administrative expenses         14,469          14,456
                                                  ---------       ---------
        Operating income                             31,561          27,033

Other income (expense):
 Interest, net                                      (21,209)        (18,519)
 Other, net                                             812           1,259
                                                  ---------       ---------
                                                    (20,397)        (17,260)

        Income before income taxes and
          extraordinary item                         11,164           9,773

Income taxes                                          5,980           4,437
                                                  ---------       ---------
        Income before extraordinary item              5,184           5,336

Extraordinary gain on early extinguishment
  of debt, net of tax expense of $2,073                   -           3,850
                                                  ---------       ---------
Net income                                        $   5,184       $   9,186
                                                  =========       =========

See accompanying notes.

       4 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                Condensed Consolidated Statements of Operations

                                (Unaudited)
                                              Three Months Ended September 30,
                                                     2000            2001
                                                  ---------       ---------
                                                       (In thousands)
Net sales                                         $  61,352       $  62,999
Cost of goods sold                                   45,742          50,264
                                                  ---------       ---------
        Gross profit                                 15,610          12,735

Selling, general and administrative expenses          5,166           4,844
                                                  ---------       ---------
        Operating income                             10,444           7,891

Other income (expense):
 Interest, net                                       (7,040)         (6,220)
 Other, net                                             156             274
                                                  ---------       ---------
                                                     (6,884)         (5,946)

        Income before income taxes                    3,560           1,945

Income taxes                                          2,107             877
                                                  ---------       ---------
Net income                                        $   1,453       $   1,068
                                                  =========       =========

See accompanying notes.

       5 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
           Condensed Consolidated Statement of Stockholder's Equity

                                (Unaudited)
                                           Additional                 Total
                                 Common     Paid-In    Retained  Stockholder's
                                  Stock     Capital    Earnings      Equity
                               ---------   ---------   --------    ---------
                                               (In thousands)
Balance at December 31, 2000    $      -    $ 93,000    $ 22,015    $115,015

Net income                             -           -       9,186       9,186
                               ---------   ---------   ---------   ---------
Balance at September 30, 2001   $      -    $ 93,000    $ 31,201    $124,201
                               =========   =========   =========   =========

See accompanying notes.

       6 of 17

                        Great Lakes Carbon Corporation
                               and Subsidiaries
                Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)
                                               Nine Months Ended September 30,
                                                    2000            2001
                                                  --------        --------
                                                        (In thousands)
Operating activities
Net income                                        $  5,184        $  9,186
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     17,619          18,252
  Deferred taxes                                    (1,959)         (2,071)
  Extraordinary gain on extinguishment of debt                      (3,850)
   Changes in operating assets and liabilities:
    Accounts receivable                             (5,347)         (4,011)
    Inventories                                     (1,618)         (5,082)
    Prepaid expenses and other current assets         (316)         (1,099)
    Income taxes payable                              (728)         (2,448)
    Accounts payable and accrued expenses            8,697          (2,929)
    Other, net                                       1,499             321
                                                  --------        --------
Net cash provided by operating activities           23,031           6,269

Investing activities
 Capital expenditures                               (3,211)         (2,841)
 Investment in GLAC Debentures                        (446)         (6,244)
                                                  --------        --------
Net cash used in investing activities               (3,657)         (9,085)

Financing activities
 Repayment of long-term debt                       (11,040)        (14,375)
 Additions to long-term debt                             -          16,268
 Due to parent                                         172           2,804
 Capital Contributions                                 620               -
                                                  --------        --------
Net cash used (provided) in financing activities   (10,248)          4,697

Increase in cash and cash equivalents                9,126           1,881
Cash and cash equivalents at beginning of period     7,102          11,239
                                                  --------        --------
Cash and cash equivalents at end of period        $ 16,228        $ 13,120
                                                  ========        ========

See accompanying notes.

       7 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                 (Unaudited)


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

The accompanying financial statements as of September 30, 2001 do not reflect the principal amount related to 13 1/8% Senior Discount Debentures issued by GLAC as the Company has not guaranteed or otherwise pledged its assets as collateral for the Debentures.

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

2.  Accounting Pronouncements

Business Combinations

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS No. 142 may have on its financial position and results of operations.
       8 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                 (Unaudited)


Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. While the impact of SFAS No. 144 is still being evaluated, the Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

3.  Inventories

Inventories are as follows:

                                       December 31,    September 30,
                                          2000             2001
                                       ---------        ---------
                                             (In thousands)

     Raw materials                     $  19,473        $  25,157
     Finished goods                       10,047            8,529
     Supplies and spare parts              6,617            7,533
                                       ---------        ---------
                                       $  36,137        $  41,219
                                       =========        =========

4.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,546,000 and $2,055,000 and $508,000 and $1,427,000 at December 31, 2000
and September 30, 2001, respectively.
       9 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                 (Unaudited)


5.  Financial Information Relating to Segments

The Company has three reportable business segments.

  Anode Grade CPC-is produced and marketed directly to primary aluminum smelters worldwide for use as the principal raw material in the production of carbon anodes, a key component in the aluminum smelting process.

  Industrial Grade CPC-is produced and marketed for use in a variety of non-aluminum, industrial applications, including as a raw material in the production of titanium dioxide, as a recarburizer (carbon additive) in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets.

  RPC Trading-involves the worldwide marketing of raw petroleum coke ("RPC") for use as the raw material in the production of CPC and as a fuel source in a variety of other industrial applications.

The production and distribution of CPC, which is the focus of the first two units, is accomplished utilizing the same process, plant facilities and operating assets. The RPC trading business, as conducted by the Company, generally involves the use of such assets on a limited basis. Accordingly, the Company does not segregate, or otherwise account for, the assets by segments.

-----------------------------------------------------------------------------
                     Nine Months ended September 30, 2000
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $ 138,076  $  35,334  $   8,256  $  1,547  $ 183,213
  Cost of goods sold      100,654     24,751      7,085     4,693    137,183
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  37,422  $  10,583  $   1,171  $ (3,146)    46,030
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                           (14,469)
  Interest expense, net                                              (21,209)
  Other income (expense)                                                 812
                                                                   ----------
  Income before income taxes                                       $  11,164
                                                                   ==========

-----------------------------------------------------------------------------
                     Nine Months ended September 30, 2001
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $ 140,381  $  38,250  $  11,866  $  1,632  $ 192,129
  Cost of goods sold      106,867     28,192     10,473     5,108    150,640
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  33,514  $  10,058  $   1,393  $ (3,476)    41,489
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                           (14,456)
  Interest expense, net                                              (18,519)
  Other income (expense)                                               1,259
                                                                   ----------
  Income before income taxes
   and extraordinary item                                          $   9,773
                                                                   ==========
       10 of 17
                        Great Lakes Carbon Corporation
                               and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                              September 30, 2001
                                 (Unaudited)


-----------------------------------------------------------------------------
                       Quarter ended September 30, 2000
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade        RPC
                            CPC        CPC       Trading   Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  45,424  $  13,593  $   1,848  $    487  $  61,352
  Cost of goods sold       33,219      9,623      1,378     1,522     45,742
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  12,205  $   3,970  $     470  $ (1,035)    15,610
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (5,166)
  Interest expense, net                                               (7,040)
  Other income (expense)                                                 156
                                                                   ----------
  Income before income taxes                                       $   3,560
                                                                   ==========

-----------------------------------------------------------------------------
                       Quarter ended September 30, 2001
-----------------------------------------------------------------------------
                           Anode    Industrial
                           Grade      Grade       RPC
                            CPC        CPC      Trading    Other     Total
                        ---------- ---------- ---------- --------- ----------
                                           (In thousands)
  Net sales             $  46,740  $  12,840  $   3,049  $    370  $  62,999
  Cost of goods sold       36,374      9,717      2,470     1,703     50,264
                        ---------- ---------- ---------- --------- ----------
  Segment Profit        $  10,366  $   3,123  $     579  $ (1,333)    12,735
                        ========== ========== ========== =========
  Selling, general and
   administrative expenses                                            (4,844)
  Interest expense, net                                               (6,220)
  Other income (expense)                                                 274
                                                                   ----------
  Income before income taxes                                       $   1,945
                                                                   ==========

6.  Extraordinary Item

The nine-month period ended September 30, 2001 reflects an extraordinary gain related to the repurchase of the Company's debt of approximately $3,850,000 (net of income tax expenses of $2,073,000).
       11 of 17

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

Results of Operations

Three Months Ended September 30, 2001 vs. Three Months Ended September 30, 2000

        The Company's net sales for the quarter ended September 30, 2001 increased 2.7% to $63.0 million from $61.4 million in the comparable 2000 period. Net sales of anode grade CPC increased 2.9% to $46.7 million, net sales of industrial grade CPC decreased 5.5% to $12.8 million and net sales of RPC increased 65.0% to $3.0 million.
        The increase in anode grade CPC net sales was primarily the result of a 6.1% increase in average per ton selling prices partially offset by a 3.0% decrease in sales volume to 302,014 tons. The increase in selling prices was attributable to market recognition of increased CPC supply costs discussed below. The decrease in sales volume was mostly a function of routine period-to-period scheduling fluctuations.
        The decrease in industrial grade CPC net sales was the result of a 9.7% decrease in sales volume to 98,654 tons offset slightly by a 4.6% increase in average per ton selling prices. Lower shipments to chemical and recarb customers out-paced improved pricing across most product lines.
       12 of 17

        The increase in RPC net sales was primarily the result of a 110.2% increase in average per ton selling prices offset somewhat by a 21.5% decrease in sales volume to 34,705 tons. The shipment of higher-priced anode grade
RPC, despite lower total volume levels, was the primary reason for the change.
        The Company's gross profit for the third quarter decreased by 18.4% to $12.7 million from $15.6 million in 2000. The decrease in gross profit was due to higher cost of goods sold that were only partially offset by the sales increases discussed above. The increase in cost of goods sold was primarily the result of higher average per ton raw material costs offset partially by lower sales volume. Tight anode grade RPC supply, particularly in the United States Gulf coast, was the major factor impacting raw material costs.
        Operating income decreased 24.4% to $7.9 million from $10.4 million in the prior year quarter. The decrease in operating income was due to the decrease in gross profit discussed above offset by a 6.2% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of lower commission expense.
        Income before income taxes decreased 45.4% to $1.9 million from $3.6 million in the comparable 2000 period. The decrease was due to the decrease in operating income discussed above offset mainly by decreased net interest expense. The lower net interest expense was due primarily to the effects of continued debt reduction and lower general interest rates, which more than off-set the additional interest expense incurred in connection with the 10 1/4% Senior Subordinated Notes payment-in-kind election.
        The Company's effective tax rate decreased to 45.1% in 2001 from 59.2% in the corresponding 2000 period primarily as a result of providing for taxes by means of an annualized rate in the current year. This method alleviates the distortions caused by applying statutory rates to interim period taxable income when, as in the Company's case, the corresponding pretax book income includes relatively large ratable amortizations of non-deductible items, such as goodwill.
        As a result of the factors discussed above, net income for the three months ended September 30, 2001 decreased 26.5% to $1.1 million from $1.5 million in 2000 period.
        Adjusted EBITDA for the third quarter decreased 14.1% to $14.0 million from $16.3 million in 2000 due to the decrease in operating income discussed above offset by increases to add-back adjustments for depreciation/amortization and AIP management fee expenses of $0.25 million.

Nine Months Ended September 30, 2001 vs. Nine Months Ended September 30, 2000

        The Company's net sales for the nine months ended September 30, 2001 increased 4.9% to $192.1 million from $183.2 million in the comparable 2000 period. Net sales of anode grade CPC increased 1.7% to $140.4 million, net sales of industrial grade CPC increased 8.3% to $38.3 million and net sales of RPC increased 43.7% to $11.9 million.
        The increase in anode grade CPC net sales was primarily the result of a 4.7% increase in average per ton selling prices partially offset by a 2.9% decrease in sales volume to 921,446 tons. The increase in selling prices was attributable to market recognition of increased CPC supply costs discussed below. The decrease in sales volume was a function of routine period-to-period scheduling fluctuations.
        The increase in industrial grade CPC net sales was the result of a 5.8% increase in average selling prices augmented by a 2.3% increase in sales volume to 288,248 tons. Higher prices across most product lines and greater shipments to titanium dioxide customers out-weighed volume declines in chemical and recarb accounts.
        The increase in RPC net sales was primarily the result of a 63.1% increase in the average per ton selling price offset partially by a 11.9% decrease in sales volume to 176,025 tons. The shipment of higher-priced anode grade RPC, despite lower total volume levels, was the primary reason for the change.
        The Company's gross profit for the year-to-date period decreased by 9.9% to $41.5 million from $46.0 million in 2000. The decrease in gross profit was due to higher cost of goods sold that was only partially offset by the increase in sales discussed above. The increase in cost of goods sold was due mainly to higher average per ton raw material costs which were only slightly offset by the volume decline. Tight anode grade RPC supply, particularly in the United States Gulf coast, was the major factor impacting raw material costs.
       13 of 17

        Operating income decreased 14.3% to $27.0 million from $31.6 million in the prior year period. The decrease in operating income was due to the decrease in gross profit discussed above as selling, general and administrative expenses were essentially unchanged.
        Income before income taxes and extraordinary item decreased 12.5% to $9.8 million from $11.2 million in the comparable 2000 period. The decrease was attributable to the decline in operating income discussed above offset in part by a decrease other income (expense), the most significant component of which was a $2.7 million decrease in net interest expense, due primarily to the effects of continued debt reduction and lower general interest rates, which more than offset the additional interest expense incurred in connection with the 10 1/4% Senior Subordinated Notes payment-in-kind election.
        The Company's effective tax rate decreased to 45.4% in 2001 from 53.6% in the corresponding 2000 period primarily as a result of providing for taxes by means of an annualized rate in the current year. This method alleviates the distortions caused by applying statutory rates to interim period taxable income when, as in the Company's case, the corresponding pretax book income includes relatively large ratable amortizations of non-deductible items, such as goodwill.
        An extraordinary gain related to the repurchase of debt of approximately $3,850,000 (net of income tax expense of $2,073,000) was recognized in current year period.
        As a result of the factors discussed above, net income for the nine months ended September 30, 2001 increased 77.2% to $9.2 million from $5.2 million in 2000.
        Adjusted EBITDA for the year-to-date period decreased by 7.6% to $45.2 million from $48.9 million in 2000 due to the decrease in operating income discussed above and an increase the to add-back adjustment for depreciation/ amortization and AIP management fee expenses of $0.63 million and $0.18 million, respectively.

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which are entirely U.S. dollar-denominated transactions, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality. It is anticipated that capital investments for 2001 will be approximately $4.5 million.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and other financing sources provided in its debt agreements. The revolving credit facility provides for borrowings of up to $25.0 million, including a $10.0 million sub-limit for letters of credit. As of November 2, 2001, no funds had been drawn down, and approximately $1.5 million in letters of credit were outstanding under this facility.
        Pursuant to the terms of the 10 1/4% Senior Subordinated Notes Indenture, the Company gave irrevocable notice of its election to make the November 15, 2001 and May 15, 2002 interest payments through the issuance of additional notes. Any determination regarding future elections (applicable to interest payments through May 2003) will depend upon the Company's financial condition, potential business opportunities and such other factors as the Board of Directors may deem relevant.
        The Company or its affiliates may, from time to time, depending on liquidity and market and economic conditions, purchase in open-market transactions its 10 1/4% Senior Subordinated Notes or the 13 1/8% Senior Discount Debentures issued by GLAC.
       14 of 17

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS No. 142 may have on its financial position and results of operations.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

        In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. While the impact of SFAS No. 144 is still being evaluated, the Company does not believe that the adoption of this Statement will have a material impact on its financial statements.
       15 of 17

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  List of Exhibits:

          Not applicable.

          (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K with the Commission during the three months ended September 30, 2001.
       16 of 17

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GREAT LAKES CARBON CORPORATION



Date: 11/02/01                    /s/James D. McKenzie
                                  President and Chief Executive Officer

       17 of 17