Form 10-K
period 2001-12-31
GREAT LAKES CARBON CORP
filed 2002-04-01
CIK 1002664

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

				   FORM 10-K
				 ANNUAL REPORT

		     Pursuant to Section 13 or 15(d) of the
			Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001    Commission File Number 33-98522

                         GREAT LAKES CARBON CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    13-3637043
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

551 Fifth Avenue, Suite 3600, New York, NY                 10176
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

     As of March 27, 2002, the registrant had outstanding 1,000 shares of its Common Stock.

		      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
       1 of 22

                         GREAT LAKES CARBON CORPORATION

         Annual Report on Form 10-K for the Year Ended December 31, 2001

                               Table of Contents
                                                                          Page
                                    PART I
Item  1.  Business.........................................................3

Item  2.  Properties.......................................................6

Item  3.  Legal Proceedings................................................7

Item  4.  Submission of Matters to Vote of Security Holders................7

                                    PART II
Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................7

Item  6.  Selected Financial Data..........................................8

Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................9

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......14

Item  8.  Financial Statements and Supplementary Data......................15

Item  9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................15

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant...............16

Item 11.  Executive Compensation...........................................17

Item 12.  Security Ownership of Certain Beneficial Owners and Management...20

Item 13.  Certain Relationships and Related Transactions...................20

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..22

Index to Financial Statements.............................................F-1

       2 of 22
                                    PART I

Item 1.  Business

Introduction

        Great Lakes Carbon Corporation (the "Company" or "GLC") is the largest producer of calcined petroleum coke ("CPC") in the world. Anode grade CPC is the principal raw material used in the production of carbon anodes for use in aluminum smelting. Anode grade CPC sales represented 74% of the Company's total 2001 sales. The Company also sells industrial grade CPC for use in the production of titanium dioxide, as a carbon additive in the manufacture of steel and foundry products and for use in other specialty materials and chemicals markets. The Company produces CPC from raw petroleum coke ("RPC"), a by-product of petroleum refining, utilizing a high-temperature, rotary-kiln process developed by the Company in the 1930's.
        On May 22, 1998 Great Lakes Acquisition Corp. ("GLAC")., a corporation formed by American Industrial Capital Fund II, L.P. ("AIP"), a private investment fund, for the transaction acquired all of the issued and outstanding capital stock of the Company .
        On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $43 million, subject to a purchase price adjustment based upon a $23 million working capital guarantee. The transaction was financed by two $10 million promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003, incremental term loan borrowings under the Company's existing syndicated senior secured credit facility of $12 million and cash on-hand of $11 million.
        The addition of the Baton Rouge Plant, which can produce up to 700,000 tons per year of CPC, will increase the Company's total operating capacity to
2.3 million tons from 1.6 million tons. The Company also operates plant sites in Port Arthur, Texas; Enid, Oklahoma; and through a wholly-owned subsidiary, Copetro S. A. ("Copetro"), at the port of La Plata, Argentina.

Description of Principal Markets

Anode Grade CPC

        Carbon anodes, which are manufactured utilizing anode grade CPC, are used by every primary aluminum smelter in the world as a key component in aluminum smelting pot lines. Carbon anodes act as conductors of electricity and as a source of carbon in the electrolytic cell that reduces alumina into aluminum metal. In this electrochemical aluminum smelting process, the carbon anodes, and hence the CPC, are consumed. Carbon anode manufacturers, predominantly captive operations of aluminum smelting companies, purchase anode grade CPC, mix it with pitch binders, press the mixture into blocks and then bake the mixture to form a finished, hardened carbon anode. The quality of the anode grade CPC, in terms of both its physical and chemical properties, has an effect on carbon anode life, which is an important economic factor in aluminum production, and on the amount of impurities in the finished aluminum metal. Anode grade CPC is approximately 97% pure carbon; however, anode grade CPC does vary based on the content of sulfur and other trace elements in the finished product as well as on its physical properties. GLC produces a full range of anode grade CPC, which is typically sold in bulk shipments, tailored to the specific needs of its aluminum company customers.
        Worldwide demand for anode grade CPC is directly tied to the global production of primary aluminum. After six years of consecutive growth, aluminum production decreased in 2001 due to shutdowns of smelting capacity, principally in the Pacific Northwest, in response to power costs and the world economic slowdown. Despite this, demand for CPC remained relatively firm and the Company operated at near effective capacity in 2001.
       3 of 22

        While there are at present no viable substitutes for CPC in carbon anodes, in June 2000, Alcoa confirmed a financial analyst report that it was working on the development of an inert anode, which would eliminate the use of CPC in aluminum smelting. Alcoa stated that significant operating and capital investment savings could be obtained with inert anodes together with certain environmental benefits in the form of the reduction and elimination of certain emissions.
        Inert anode development has been pursued for decades by several organizations, including the U.S. Department of Energy ("DOE"). Although various compositions of inert anodes have been explored, as late as 1999 the DOE concluded that no fully acceptable inert materials had yet been revealed. In subsequent statements, Alcoa has indicated that although their research to date has been encouraging, there was no assurance that the inert anode they are developing would be successful in commercial operation.
        Although the research being conducted by Alcoa (and possibly others) is to a large extent confidential, the Company believes that there are many technical barriers to be overcome before this alternative technology becomes commercially viable.

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

Raw Materials and Suppliers

        CPC is sold in a world market. However, calcining and transportation economics dictate that producers of CPC are most efficiently located near petroleum refining operations, which are the source of RPC, the raw material used to produce CPC. RPC is a by-product of the oil refining process, constituting the solid fraction remaining after the refinery has essentially removed all of the liquid petroleum products from the crude oil. Many, but not all, oil refineries produce RPC. Sales of RPC do not constitute a material portion of oil refiners' revenues. Because a substantial portion of western world petroleum refining capacity is based domestically, the United States has a majority of western world CPC production capacity. CPC quality, which is extremely important to aluminum smelters, is highly dependent upon the quality of the RPC utilized in the calcining process. The RPC produced by different oil refineries covers a range of physical and chemical properties depending upon both the types of crude oils being refined and the specific process being employed by the refinery. Only a portion of the RPC produced by the world's oil refineries is of suitable quality for producing anode grade or industrial grade CPC, with anode grade requirements being generally more stringent than industrial grade requirements. If the RPC produced by a refinery is not of sufficient quality for calcining, it is typically sold for its fuel value at a substantially lower price.
        The Company purchases a range of RPC from a number of domestic and international oil refineries with the objective of blending these cokes to meet the specific quality requirements of its customers at the lowest raw material cost. RPC is typically purchased by the Company under contracts with a term of one or more years, although the Company does make some spot purchases. In 2001, the Company purchased approximately 50.6% of its RPC requirements from three petroleum refiners.
       4 of 22

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

Marketing

        The Company sells its CPC to end users through its direct sales staff and exclusive sales representatives. Substantially all sales are shipped directly to end-users. GLC's domestic sales activity is handled by the Company's direct sales staff. Internationally, GLC's direct sales staff is supplemented by exclusive sales representatives.
        The Company typically sells anode grade CPC under contracts with terms of one or more years, although a small percentage is sold on a spot basis. CPC is shipped by the Company in bulk quantities to its customers via truck, rail, barge or ocean-going vessel. Industrial grade CPC is generally sold to customers under annual contracts or on a purchase order basis and is shipped in smaller quantities in bulk or packaged to meet customer requirements.
        In 2001, approximately 35% of the Company's net sales were to U.S.- based customers and approximately 65% were to customers in international markets. Approximately 60.4% of the Company's 2001 net sales were made to five customers with Alcoa and Aluminium Bahrain accounting for 26.7% and 14.8% of the total, respectively.

Competition

        The Company is the largest producer of CPC in the world and competes with domestic and foreign calciners in a worldwide market with respect to both anode and industrial grade CPC sales. Marketing of CPC to both anode and industrial grade customers is based primarily on price and quality. Worldwide demand for anode grade CPC is tied directly to the global production of primary aluminum. Sales of industrial grade CPC are dependent on the particular demands of the titanium dioxide, steel and foundry, and certain chemical markets. Historically, GLC was one of five major domestic calciners of anode grade CPC. Two calciners, GLC and Calciner Industries, Inc., are independent. The other calciners were BP Amoco (formerly Atlantic Richfield Co. or Arco), whose petroleum refining operations provide its raw material supply, Venture Coke Company (Venco), which is 50% owned by Conoco, Inc. and Alcoa (formerly Reynolds Metals Co.), which used some of its CPC for internal consumption.
On March 27, 2002, GLC purchased Aloca's Baton Rouge Plant which represented approximately 75% of the latter's domestic calcining capacity.
       5 of 22

Employees

        As of December 31, 2001, the Company employed 253 persons. The Company is a party to collective bargaining agreements at two of its three facilities, covering approximately one-third of its employees. A new collective bargaining agreement with the International Association of Machinists and Aerospace Workers, which covers hourly employees at the Enid, Oklahoma facility, expires in 2004. Certain employees at the La Plata, Argentina facility of Copetro are covered by an annual labor contract which basic terms are governed by Argentine federal labor legislation. The Port Arthur plant is operated with a non-union workforce.
        With the acquisition of the Baton Rouge Plant effective March 27, 2002, the total number of persons employed by the Company increased to 313, including an additional 45 hourly employees covered by an interim collective bargaining agreement with the United Steelworkers of America, expiring on September 30, 2002.

Patents, Trademarks

        None of the Company's business is dependent upon any patents or other intellectual property.

Environmental Matters

        The Company's facilities and operations are subject to various federal, state and local and foreign governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality. The Company believes that it possesses all of the permits required for the conduct of its operations and that it is currently in material compliance with all relevant environmental regulations. The Company spent approximately $1.3 million on capital expenditures related to pollution control facilities in 2001 and anticipates spending approximately $1.8 million and $2.0 million 2002 and 2003, respectively.
        The Clean Air Act was amended in 1990. While the Company believes that its facilities meet current regulatory standards applicable to air emissions, some of its facilities may be required to comply with new standards for air emissions to be adopted by the United States Environmental Protection Agency and state environmental agencies over the next several years. At this time, the Company cannot estimate when new standards will be imposed or what control technologies or changes in processes the Company may be required to install or undertake. Based on information currently available to it, the Company believes that attaining compliance with such regulations will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Item 2.  Properties

        The Port Arthur facility has four kilns that have the capacity to produce 700,000 tons per year of CPC. Port Arthur is also the site of the Company's primary laboratory and testing facility. Port Arthur has substantial CPC storage capacity and the capability to receive and ship product by truck, rail, barge or ocean-going vessel. The 115-acre Port Arthur property is leased by the Company under a long-term lease, which was originally executed in the 1930's and the most recent renewal of which expires at the start of 2010. Effective October 20, 2000, an agreement covering the receipt of revenue from the delivery of flue gas to a waste heat recovery facility owned and operated by a third party at the Company's Port Arthur, Texas plant site terminated.
The Company subsequently purchased the heat recovery assets at scrap value and while it maintains the option of restarting the facility, should another interested third party be found, there are no plans to do so at the present. The revenue realized by the Company in connection with this activity, which was treated as a reduction to cost of goods sold, was $1.8 million and $2.2 million for the years 1999 and 2000, respectively.
        The Enid facility has three kilns that have the capacity to produce 500,000 tons per year of CPC. The Enid plant has the capability to receive and ship material by truck or rail and is located on 320 acres of property that is owned by the Company.
       6 of 22

        The La Plata, Argentina facility operated by Copetro has two kilns with the capacity to produce 440,000 tons per year of CPC. The plant is located on 30 acres of land at the port of La Plata. The plant has the capability to receive RPC by rail or truck and to ship CPC by truck or ocean-going vessel.
        The Baton Rouge facility has four kilns that have the capacity to produce 700,000 tons per year of CPC. Situated on 55 acres of owned property, the facility has the capability to receive and ship material by truck or rail with ready access to barge and ocean-going vessel transportation.
        The Company's principal business office is located at 4 Greenspoint Plaza, Suite 2200, 16945 Northchase Drive, Houston, Texas 77060 under a lease expiring in January 2006.
        The Company's executive office is located in leased space at 551 Fifth Avenue, Suite 3600, New York, New York 10176.

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

Item 4.  Submission of Matters to Vote of Security Holders

        No matters were submitted for vote of security holders of the Company during the three months ended December 31, 2001.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        (a) There is no established market in which the Company's Common Stock, par value $0.01 per share (the "Common Stock"), is publicly traded, because all of such Common Stock is privately held.
        (b) As of the date of this annual report, GLAC is the holder of all of the Company's common stock.
        (c) During 2001, no cash dividends were declared by the Board of Directors. Any future determination as to the payment of dividends will depend upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. The Company's debt instruments limit the conditions under which the Company may pay a cash dividend on its outstanding Common Stock.
       7 of 22

Item 6.  Selected Financial Data

        The following table sets forth selected financial data of the Company from May 22, 1998 to December 31, 1998 and for the period then ended and as of and for the years ended December 31, 1999, 2000 and 2001 and for the predecessor company as of and for the year ended December 31, 1997, and from January 1, 1998 to May 21, 1998 and for the period then ended. The financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 and the consolidated financial statements of the Company and the related notes thereto included elsewhere herein.

                              Period     Period
                              Jan.1      May 22
                  Year Ended    to         to
                     Dec.31   May 21     Dec.31      Year Ended December 31,
                      1997     1998       1998      1999      2000      2001
                   --------- --------- ---------- --------- --------- ---------
Statement of
 operations data
------------------
Net sales          $231,911  $ 90,849  $ 146,003  $234,544  $245,249  $248,504
Gross Profit         59,521    23,681     39,255    62,751    60,883    54,588
Operating income     41,011    10,611     27,974    42,500    41,031    35,895
Other expense         6,336     2,248     19,505    28,423    27,114    28,255

Income before
 income tax and
 extraordinary item  34,675     8,363      8,469    14,077    13,917     7,640

Income tax expense   12,691     2,839      5,714     6,387     6,473     2,988

Extraordinary (loss)
 gain, net of tax         -    (7,113)        -        322     3,804     3,717
                   --------- --------- ---------- --------- --------- ---------
Net income (loss)  $ 21,984  $ (1,589) $   2,755  $  8,012  $ 11,248  $  8,369
                   ========= ========= ========== ========= ========= =========

Adjusted EBITDA(1)
-------------------
Operating income   $ 41,011  $ 10,611  $  27,974  $ 42,500  $ 41,031  $ 35,895
Depreciation and
 amortization         9,955     3,443     12,013    20,410    21,708    21,973
AIP fees & expenses       -         -      1,185     2,305     2,568     2,179
Prior ownership:
 Fees and expenses    1,436     8,831         22         -         -         -
 Other related
  agreements          6,780       318          -         -         -         -
                   --------- --------- ---------- --------- --------- ---------
Total adjusted
 EBITDA            $ 59,182  $ 23,203  $  41,194  $ 65,215  $ 65,307  $ 60,047
                   ========= ========= ========== ========= ========= =========

Balance sheet data
------------------
Total assets       $174,911  $182,342  $ 490,753  $478,225  $473,573  $482,147
Total debt         $ 84,014  $ 88,781  $ 298,617  $282,607  $263,138  $264,084

Statement of
 cash flow data
-----------------------
Cash provided/(used) by
Operating
  Activities...... $ 31,261  $ 12,738  $  10,681  $ 20,337  $ 30,619  $  7,882
Investing
  Activities...... $(21,391) $ (9,058) $(285,949) $ (8,284) $ (8,905) $(11,333)
Financing
  Activities...... $  9,629  $  4,767  $ 281,895  $(15,354) $(17,577) $  4,398

(1) Adjusted EBITDA represents operating income before depreciation, amortization, fees and expenses payable to the Company's prior ownership group under agreements which where terminated at the Company's acquisition by AIP on May 22, 1998 and on-going AIP fees and expenses. Adjusted EBITDA should not be considered a substitute for net income, cash flow from operating activities or other cash flow statement data prepared in accordance with generally accepted accounting principles or as an alternative to net income as an indicator of operating performance or cash flows as a measure of liquidity. Adjusted EBITDA is presented here only to provide additional information with respect to the Company's ability to satisfy debt service. While Adjusted EBITDA is frequently used by management as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.
       8 of 22

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

        The Company is the world's largest producer of CPC. The Company produces anode grade CPC, which is the principal raw material used in the production of carbon anodes used in primary aluminum production, and industrial grade CPC, which is used in a variety of specialty metals and materials applications. CPC is produced from RPC utilizing a high temperature, rotary kiln process. RPC is a by-product of petroleum refining process and constitutes the largest single component of the Company's cost of goods sold. The Company's principal source of revenues and profits are sales of anode grade CPC to the aluminum industry. Historically, the Company's profitability has been primarily a function of its CPC sales volumes, CPC pricing and the cost of RPC.

Critical Accounting Policies

        The Company's significant accounting policies are more fully described in Note 1 to the consolidated financial statements.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
        The Company recognizes revenue when products are shipped. Sales are reported net of out-bound freight and sales discounts returns and allowances.
        Foreign currency financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". SFAS No. 52, as applied to foreign entity financial statements where the U.S. dollar is determined to be the functional currency, as in the Company's case, requires that monetary assets and liabilities denominated in the local or other foreign currency be remeasured to the U.S. dollars at the exchange rate in affect on the report date. Exchange rate gains and losses from remeasurement are recognized currently in results.
        Inventories are stated at the lower of cost (principally average cost method) or market.
        Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.
       9 of 22

Results of Operations

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

        The Company's net sales for the year ended December 31, 2001 increased 1.3% to $248.5 million from $245.2 million in the comparable 2000 period. Net sales of anode grade CPC decreased 0.4% to $182.9 million, net sales of industrial grade CPC decreased 2.5% to $47.2 million and net sales of RPC increased 46.1% to $16.3 million.
        The decrease in anode grade CPC net sales was primarily the result of a 4.4% decrease in sales volume to 1,196,685 tons almost completely offset by a 4.2% increase in average per ton selling prices. The decrease in sales volume was primarily a function of period-to-period scheduling fluctuations. The increase in selling prices was attributable to market recognition of increased CPC supply costs discussed below.
        The decrease in industrial grade CPC net sales was the result of an 8.5% decrease in sales volume to 352,424 tons partially offset by a 6.6% increase in average selling prices. Volume declines in chemical and recarb accounts out-paced greater shipments to titanium dioxide customers and higher prices across most product lines.
        The increase in RPC net sales was primarily the result of a 64.9% increase in the average per ton selling price offset partially by a 11.4% decrease in sales volume to 238,674 tons. The shipment of higher-priced anode grade RPC, despite lower total volume levels, was the primary reason for the change.
        The Company's gross profit for the year decreased by 10.3% to $54.6 million from $60.9 million in the prior year. The decrease in gross profit was due to higher cost of goods sold that was only partially offset by the increase in sales discussed above. The increase in cost of goods sold was due mainly to higher average per ton raw material costs which were only partially offset by the decline in volume. Tight anode grade RPC supply, particularly in the United States Gulf Coast, was the major factor impacting raw material costs.
        Operating income decreased 12.5% to $35.9 million from $41.0 million in 2000. The decrease in operating income was due to the decrease in gross profit discussed above offset in part by a 5.8% decrease in selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily the result of lower sales commissions, management fees and travel and entertainment expenses.
        Income before income taxes and extraordinary item decreased 45.1% to $7.6 million from $13.9 million in 2000. The decrease was attributable to the decline in operating income discussed above and a $5.0 million charge related to the settlement of a finders fee claim dating back to the acquistion of the Company by AIP included in other expenses offset in part by a $3.3 million decrease in net interest expense. The effects of lower general interest rates and continued debt reduction, which more than offset the additional interest expense incurred in connection with the 10 1/4% Senior Subordinated Notes (the "Notes") payment-in-kind election, were the most significant factors contributing to the lower net interest expense.
        The Company's effective tax rate decreased to 39.1% from 46.5% in 2000 mainly as a result of the impact of exchange rate movements on the taxes provided at the Company's foreign operations.
        An extraordinary gain related to the repurchase of debt of approximately $3,717,000 (net of income tax expense of $2,073,000) was recognized during 2001.
        As a result of the factors discussed above, net income for the year ended December 31, 2001 decreased 25.6% to $8.4 million from $11.2 million in 2000.
        Adjusted EBITDA for the year decreased by 8.1% to $60.0 million from $65.3 million in 2000 due to the decrease in operating income discussed above as add-back adjustments for depreciation/amortization and AIP management fee expenses remained basically unchanged.
       10 of 22

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

Liquidity and Capital Resources

        The Company's liquidity requirements are primarily for debt service, capital expenditures and general working capital needs. The timing of inventory receipts and product shipments, all of which transactions are entirely U.S. dollar denominated, can have a substantial impact on the Company's working capital requirements. Capital investments generally relate to facility maintenance and projects to improve plant throughput and product quality.
       11 of 22

        For purposes of evaluating its cash flow, the Company uses a measure, which it refers to as adjusted net income to classify the income component of cash flow from operating activities. Adjusted net income represents net income before depreciation, amortization, deferred taxes and other non-cash items reflected as reconciling adjustments in the statement of cash flows.
        Net cash provided by operating activities was $7.9 million, $30.6 million, and $20.3 million in 2001, 2000 and 1999, respectively. The $22.7 million decrease in 2001 was due mainly to an increase in working capital requirements of $16.9 million, of which an inventory build of $10.3 million, in response to anticiapted continued tighness of anode grade RPC supply in the
U.S. Gulf Coast, was the most significant component. The $10.3 million increase in 2000 was due primarily to a decrease in working capital requirements of
$12.4 million.
        Capital expenditures, which totalled $4.2 in 2001 and $4.3 million for both 2000 and 1999, remained relatively constant from year to year.
        Investing activities also include purchases (approximately $4.0 million in each of the years shown) and accretions of the 13 1/8% Senior Discount Debenture Notes (the "Debentures") issued by GLAC, which the Company intends to hold to maturity.
        Financing activities in 2001 reflect a net increase in long-term debt of $0.9 million.  This is comprised of $13.0 million accretion on the Notes
(due to the Company's exercise of the payment-in-kind election) and certain short-term working capital borrowings in Argentina of $7.8 million, offset by $19.9 million of debt repayments.
        Financing activities in 2000 reflect a net reduction of long-term debt of $19.5 million, including $7.1 million of voluntary prepayments.
        Financing activities in 1999 reflects a net reduction of long-term debt of $16.0 million, including $6.0 million of voluntary prepayments.
        The Notes were issued by the Company in May 1998 to finance the acquisition of the Company by AIP. The Notes are unsecured general obligations of the Company and, although not currently guaranteed, require essentially all future domestic subsidiaries of the Company, if any, to be guarantors of the debt. Interest on the Notes is payable semiannually each year on May 15 and November 15. The Notes will mature on May 15, 2008 and are subject to early redemption as set forth under the terms of the indenture. For interest payments due through May 15, 2003, the Company may, at its option, make up to four semiannual payments through the issuance of additional notes in an amount equal to the interest that would be payable if the rate per annum of the Notes were equal to 11 3/4%.
        Thus far the Company has exercised its pay-in-kind option in connection
with the November 15, 2001 and the May 15, 2002 interest payments.   As a
condition to obtaining incremental term loan financing for the Baton Rouge
Plant acquisition under its existing credit agreement, the Company has agreed to use its two remaining elections and thereby make the November 2002 and May 2003 interest payments through the issuance of additional notes.
        The Company is a party to a credit agreement that includes term loans comprised of three single tranche loans in an original amount of $50.0 million, $31.0 million and $30.0 million maturing on May 31, 2004, 2005 and 2006, respectively, and a Revolving Credit Facility in effect until May 31, 2003 which provides for borrowings of up to $25.0 million (with a $10 million sub-limit for letters of credit). The credit agreement is secured by substantially all the assets of the Company and requires that the Company satisfy certain financial ratios. At March 27, 2002 there were no borrowings under the Revolving Credit Facility and approximately $3.4 million of letters of credit were outstanding.
        On March 27, 2002, the Company secured incremental term loans under each existing tranche in the amount of $9.0 million, $1.5 million and $1.5 million, respectively, in order to finance the acquisition of the Baton Rouge Plant. The incremental loans amortize and mature in conformity with the existing term loan tranches to which they were added. At the close of the Baton Rouge Plant transaction, the amount payable under each such tranche was $30.8 million, $25.1 million and $24.3 million, respectively. In consideration for the issuance of the incremental term loans, credit facility interest rate margins were increased between 1.25% to 1.50%.
        At December 31,2001, the Company's total obligation for the repayment of principal under all its loan and capitalized lease arrangements, the most signficant of which are discussed above, was $264.0 million. The amortization
       12 of 22

schedule of the Company's long-term debt is included in Note 7 to the consolidated financial statements. In addition, on March 27, 2002, the Company borrowed a total of $32.0 million for the purchase the Baton Rouge Plant that is payable during the next five years, with scheduled repayments totaling $13.1 million in 2002, $14.0 million in 2003, $2.7 million in 2004, $1.5 million in 2005 and $0.7 million in 2006.
        The Company also has commitments for operating leases discussed in
Note 8 to the consolidated financial statements that require total minimun lease payments of $11.9 million, of which $7.6 million is due in the five year period through December 31, 2006.
        The Company expects to meet its liquidity needs, including debt service, through cash from operations, its revolving credit facility and other financing sources provided in its debt agreements. The Company's ability to generate cash from operations is highly dependent on revenues and profits from sales of anode grade CPC to the aluminum industry. Changes in anode grade CPC selling prices and sales volumes as well as changes in RPC costs can have a material impact on operating cash flows.
        The Company or its affiliates may, from time to time, depending on liquidity, and market and economic conditions, purchase in open-market transactions its Notes or the Debentures issued by GLAC.

New Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling- of-interests method. The Company does not believe that the adoption of SFAS
No. 141 will have a significant impact on its financial statements.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS No. 142 may have on its financial position and results of operations. If effective January 1, 2001, there would have been a reduction of goodwill amortization expense of approximately $4,474,000 in 2001.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

        In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 2003. SFAS
No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. While the impact of SFAS No. 144 is still being evaluated, the Company does not believe that the adoption of this Statement will have a material impact on its financial statements.
       13 of 22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

        The Company has significant amounts outstanding under its credit agreement that bear interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. To illustrate, a 10% increase or decrease in the rates in effect for the year ended December 31, 2001 would have resulted in a corresponding increase or decrease in interest expense for the period of $506,000.
        The Company may, from time to time, enter into interest rate swap arrangements to manage its interest cost and mitigate its exposure to fluctuating interest rates. There were no such arrangements outstanding at December 31, 2001 or during the year then ended.

        As a result of the continued decline in the Argentine economy and the decision of the government to default on its foreign debt, all foreign currency trading was suspended on December 22, 2001. The government subsequently annouced the devaluation of the Argentine peso, effective January 7, 2002, thus bringing to an end that currency's ten year one-to-one peg to the U.S. dollar. Convertibility to the U.S. dollar is now determined on a free-floating basis in the foreign exchange market.
        While some of its local costs are in Argentine pesos, the Company's Argentine subsidiary, Copetro, essentially purchases all its RPC and sells all of its CPC in U.S. dollars. As a result, the Company does not foresee any material impact on the performance of Copetro due to the devaluation. Although no measures have been imposed to date, there can be no assurance that future actions of the Argentine government will not have a negative impact the Company's operations in Argentina.
       14 of 22

Item 8.  Financial Statements and Supplementary Data

        The following consolidated financial statements of the Company and its subsidiaries, together with the reports of independent auditors thereon, are filed as part of this report:

Consolidated Financial Statements:

        Independent Auditors' Reports

        Consolidated Balance Sheets as of December 31, 2000 and 2001

        Consolidated Statements of Operations for the years ended
        December 31, 1999, 2000 and 2001

        Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999, 2000 and 2001

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 2000 and 2001

        Notes to the Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
       15 of 22
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

        The following table sets forth the name, age as of March 22, 2002 and position of the persons serving as directors or executive officers of the
Company:

------------------------------------------------------------------------------
Name                Age   Position
------------------  ----  ----------------------------------------------------
James D. McKenzie    57   President and Chief Executive Officer, Director
A. Frank Baca        58   Senior Vice President, Operations and Administration
Robert C. Dickie     53   Vice President, Sales
Craig L. Beilharz    47   Vice President, Raw Materials
Theodore C. Rogers   67   Non-Executive Chairman of the Board, Director
W. Richard Bingham   66   Director
Kim A. Marvin        40   Director
Alfred E. Barry      46   Director
------------------------------------------------------------------------------

        Each of the Company's directors and executive officers are elected annually and holds office until his or her successor is elected and qualified.
        Mr. McKenzie has served as President and Chief Executive Officer of the Company since June 1995. He served as Executive Vice President of the Company and President of the Calcined Petroleum Coke business of the Company and its predecessor company ("Old GLC") from 1989 to June 1995. From 1971 to 1989, he held a number of positions with Old GLC, including Vice President, General Counsel.
        Mr. Baca has been Senior Vice President, Operations and Administration of the Company since September 1995 and was Vice President, Operations from 1991 to August 1995. Since joining Old GLC in 1967, he has held a number of operating positions, including Plant Manager of the Port Arthur, Texas calcining facility.
        Mr. Dickie has been Vice President, Sales of the Company since September 1995 and was Director of Sales from 1992 to August 1995. He held the position of Plant Manager of Enid, Oklahoma calcining facility for Old GLC from 1989 to 1992. Prior to joining Old GLC in 1989, he spent 15 years with Alumax, holding various positions in aluminum smelting operations.
        Mr. Beilharz has been Vice President, Raw Materials of the Company since April 2000 and was Vice President, Commercial Development of the Company from February 1999 to March 2000. From March 1997 until rejoining the Company in 1999, he served as General Manager, Supply and Trading for Koch Carbon, Inc. Prior to that, he was Manager, Sales and Raw Materials for the Company from 1992 to March 1997. From 1973 to 1992, he held a number of positions in quality control with Old GLC, including Chemist of the Enid, Oklahoma calcining facility.
        Mr. Rogers has served as the Non-Executive Chairman of the Board and Director of the Company since May 1998. He is the Chairman of the Board, a Director and the Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Rogers is also a director of Bucyrus International, Inc., Derby International, RBX Corporation, Stanadyne Automotive Corp., Sunshine Materials, Inc. and Sweetheart Holdings, Inc.
        Mr. Bingham has served as Director of the Company since May 1998. He is a Director, the President, the Treasurer and the Assistant Secretary of American Industrial Partners Corporation. He co-founded AIP Management Co. and has been a director and an officer of AIP Management Co. since 1989. Mr. Bingham is also a director of Bucyrus International, Inc., Dearfield Associates, RBX Corporation, Stanadyne Automotive Corp. and Sweetheart Holdings, Inc.
        Mr. Marvin has served as Director of the Company since May 1998. He joined the San Francisco office of American Industrial Partners as a Principal in 1997. From 1994 to 1997, he was an associate in the Mergers & Acquisitions Department of Goldman Sachs & Co. Mr. Marvin is also a director of Bucyrus International, Inc.
       16 of 22

        Mr. Barry has served as Director of the Company since February 1999.
He joined the New York office of American Industrial Partners as a Principal in 1996. From 1991 to 1996, Mr. Barry was a Senior Manager in the manufacturing practice at Deloitte and Touche Consulting Group.
        Directors do not receive compensation for their services as directors.

Item 11.  Executive Compensation

        The following table sets forth information concerning cash compensation paid by the Company for the years ended December 31, 2001, 2000 and 1999 to the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                                                    Long-term
                                                  Compensation
                                                     Awards
                              Annual Compensation   Securities
                              -------------------   Underlying    All Other
Name and Position        Year   Salary   Bonus(1)   Options(#)  Compensation(2)
------------------------ ---- --------- --------- ------------- ---------------
James D. McKenzie        2001 $ 375,000 $ 206,250         -        $ 5,250
  President and Chief    2000   343,750   180,000         -          5,250
  Executive Officer      1999   300,000   223,336     1,200          5,000

A. Frank Baca
  Senior Vice President, 2001   210,000    84,375         -          5,250
  Operations and Admin.  2000   187,500    79,313         -          5,250
                         1999   176,250    99,000       400          5,000

Robert C. Dickie         2001   190,008    77,063         -          4,513
  Vice President, Sales  2000   171,252    71,438         -          4,512
                         1999   158,751    84,002       400          4,309

Craig L. Beilharz        2001   170,016    69,752         -          5,100
  Vice President,        2000   155,004    57,656         -          4,525
  Raw Materials          1999   128,125         -       400          1,207
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

Savings Plans

        The Company currently sponsors two Savings Plans for employees: one for salaried employees and the other for hourly employees covered by the collective bargaining agreement at the Enid, Oklahoma plant. Each of the Savings Plans is qualified under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") and provides that employees may make contributions to an account in the employee's name of up to 15% of base wages. The Company makes contributions to each such employee account of up to 50% of the employee's contributions, subject to a cap of 3% of said employee's salary.
       17 of 22

Pension Plans

        The Company currently maintains three defined benefit retirement plans for the benefit of its employees; one plan is for hourly employees covered by the collective bargaining agreement at the Enid, Oklahoma plant, one is for salaried employees (the "Salaried Plan") and one is a non-qualified supplemental plan for the benefit of key executives (the "SERP"). Each of the plans provides eligible employees with certain benefits at retirement based upon the participant's years of service and, in the case of the Salaried Plan and the SERP, such employee's average salary, which for purposes of the foregoing is equal to the average of the highest salary earned in three out of the previous ten years or the average of all years of service, if less than three.
	The following table shows the estimated annual straight-life annuity benefit payable under the Salaried Plan and the SERP to the executives who participate in such plans, with the specified remuneration and specified years of service upon retirement at age 65, after giving effect to adjustments for Social Security benefits, assuming they continue to be actively employed by the Company until age 65. For those executives who are participants in the SERP, the benefit payable upon retirement at age 65 is determined based upon their full salary and years of service. Participation in the SERP is extended to executives at the sole discretion of the Board of Directors. The benefit payable upon retirement at age 65 to executive officers who do not participate in the SERP is determined based upon each such executive's salary (subject to the limitations imposed by Section 401(a)(17) of the Code, currently $200,000), and years of service.
                                     Years of
                                      Service         Annual
        Name                         at Age 65        Benefit
        ------------------------     ---------       --------
        James D. McKenzie                38          $229,096
        A. Frank Baca                    41           129,377
        Robert C. Dickie                 24            74,062
        Craig L. Beilharz                46           112,728
        -----------------------------------------------------
        The compensation of participants used to calculate
        the retirement benefit consists solely of annual base
        salary.
        -----------------------------------------------------

Stock Option Plan

        On December 13, 1999, the Board of Directors of GLAC adopted the 1999 Management Stock Option Plan (the "Plan") in order to provide equity-based incentives to certain officers and other key employees of the Company and its subsidiaries.
        The Plan is administered by the President and Chief Executive Officer of the Company ("CEO"), subject to the review and approval of the Compensation Committee of the Board of Directors of GLAC or, if one has not been established, the Board of Directors of GLAC or such other committee as the Board of Directors of GLAC may designate (any such committee or the Board of Directors, the "Committee"). The CEO has authority to recommend to the Committee the employees who shall participate in the Plan and the number of stock options to be granted to each.
        The Plan provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of GLAC at a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant, 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year provided that the Company attains a specified target of Adjusted EBITDA, as defined, in each plan year. In the event that the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest at the end of that plan year will vest on a pro rata basis according to a schedule set forth in the Plan, provided that if 90% or less of the Adjusted EBITDA goal is achieved, then no portion of the options shall vest at the end of that plan year. In the event that the Adjusted EBITDA goal is surpassed in any plan year, the surplus shall be applied first to offset any Adjusted EBITDA deficit from prior plan years, and second to accelerate vesting of up to one-quarter of the options scheduled to vest in 2001 in accordance with a surplus vesting schedule set forth in the Plan. Notwithstanding the foregoing, all options granted under the Plan shall vest automatically on April 21, 2007, regardless of the performance criteria or, in the event of the sale of the Company prior to the end of the 2001 plan year, immediately prior to such sale.
       18 of 22

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
-------------------------------------------------------------------------------
(1) A total of 2,800 options were granted to employees under the Plan in 1999.
(2) The exercise price of each option granted was equal to 100% of the fair value of GLAC's common stock on the date of grant. The fair value was established by the GLAC's Board of Directors as the price at which GLAC will buy or sell its common stock.
-------------------------------------------------------------------------------

        No options were granted under the Plan during 2001. The number of shares of stock underlying options that vested to the benefit of the Company's most highly compensated executive officers was 1,056 and 406 for 1999 and 2000, respectively.
        The following table sets forth information related to the exercise of stock options during 2001 and the year-end number and value of unexercised stock options for the Company's most highly compensated executive officers.

                                   Number of Securities   Value of Unexercised
                                  Underlying Unexercised      In-the-Money
                                   Options at the End of  Options at the End of
               Shares               Calendar Year 2001    Calendar Year 2001(1)
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
-------------------------------------------------------------------------------
(1) Substantially all of GLAC's common stock is held by AIP and there is no established public trading market therefor. At December 31, 2001, the fair value of the common stock was determined to be $1,000 per share which is equivalent to the fair value on the date of grant as established by GLAC's Board of Directors as the price at which GLAC will buy or sell its common stock.
-------------------------------------------------------------------------------
       19 of 22

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of December 31, 2001 relating to the beneficial ownership of the common stock of the Company by the directors and named executive officers of the Company, directors and officers of the Company as a group and each owner of more than 5% of the common stock of the Company.
                                                      Number of
Name                                                   Shares      Percent
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

Financial and Management Services

        AIP provides substantial on-going financial and management services to the Company utilizing the extensive operating and financial experience of AIP's principals. AIP receives an annual fee of $1.9 million for providing general management, financial and other corporate advisory services to the Company, payable semiannually 45 days after the scheduled interest payment date of the Notes (and the Debentures when these begin paying cash interest in November
2003), and is reimbursed for out-of-pocket expenses incurred on behalf of the Company. The fees are paid to AIP pursuant to a management services agreement among AIP and the Company and are subordinated in right of payment to the Notes (and the Debentures when these begin paying cash interest in November 2003).
       20 of 22
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements:

Index to Financial Statements.............................................F-1

Independent Auditors' Reports.............................................F-2

Consolidated Balance Sheets -
December 31, 2000 and 2001................................................F-4

Consolidated Statements of Operations -
For the years ended December 31, 1999, 2000 and 2001......................F-6

Consolidated Statements of Stockholder's Equity -
For the years ended December 31, 1999, 2000 and 2001......................F-7

Consolidated Statements of Cash Flows -
For the years ended December 31, 1999, 2000 and 2001......................F-8

Notes to the Consolidated Financial Statements............................F-9

(a)(2)  List of Financial Statement Schedules:

        All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.
       21 of 22

(a)(3)  List of Exhibits:

    Exhibit

    Number  Description

    *3.1    Certificate of Incorporation of the Company, as amended to date.
    *3.2    By-Laws of the Company, as amended to date.
    *4.1    Indenture, dated as of May 22, 1998, among the Company, the
            Subsidiary Guarantors (as defined therein) and State Street Bank and Trust Company of California, N.A. (formerly First Trust
            National Association), as Trustee, relating to the 10 1/4% Series B
            Senior Subordinated Notes due 2008 of the Company (the "New Notes")
            and the 10 1/4% Series A Senior Subordinated Notes due 2008 of the
            Company (the "Old Notes").
    *4.2    Form of New Debenture (included in Exhibit 4.1).
    *4.3    Registration Rights Agreement, dated as of May 22, 1998, by and among the Company and Donaldson, Lufkin & Jenrette Securities
            Corporation, BT Alex. Brown Incorporated and BancAmerica Robertson
            Stephens.
    *10.1   Credit Agreement among the Company, GLAC, various banks, Bank of
            America NT&SA as co-agent, DLJ Capital Funding, Inc. as
            Documentation Agent and Bankers Trust Company, as Syndication Agent
            and as Administrative Agent dated as of May 22, 1998.
     10.2   Lease Agreement between the Company and Rice-Carden Corporation
            (as successor to Kansas City Southern Industries, Inc.), as amended
            (Incorporated herein by reference to Exhibit 10.3 to the Company's
            Registration Statement on Form S-1 (File No. 33-98522)).
    *10.3   Calcined Coke Supply Agreement between the Company and Aluminum
            Company of America.
     10.4a  Green Anode Coke Sales Agreement between the Company and Conoco
            Inc.  (Replaces 10.4 filed previously) (Included herewith as
            Exhibit 10)
     10.5   Petroleum Coke Sales Agreement between Copetro S.A. and YPF S.A.
            (Incorporated herein by reference to Exhibit 10.7 to Company's
            Registration Statement on Form S-1 (File No. 33-98522)).
    *10.6   Amendment No. 1 to the Petroleum Coke Sales Agreement between
            Copetro S.A. and YPF S.A.
     10.7a  Coke Supply Agreement between GLC and Exxon Company, U.S.A.
            (Replaces 10.7 filed previously) (Incorporated herein by reference to Exhibit 10 to the Company's 12/31/99 Annual Report on Form 10-K
            (File No. 33-98522)).
    *21.1   Subsidiaries of the Company.
     24.1   Power of Attorney (included in signature page).

* Incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-59545).

(b) Reports on Form 8-K
    None
       22 of 22
                         Great Lakes Carbon Corporation
                                and Subsidiaries

                        Consolidated Financial Statements

                     Years ended December 31, 2000 and 2001




                                    Contents

Independent Auditors' Reports.............................................F-2

Consolidated Balance Sheets -
December 31, 2000 and 2001................................................F-4

Consolidated Statements of Operations -
For the years ended December 31, 1999, 2000 and 2001......................F-6

Consolidated Statements of Stockholder's Equity -
For the years ended December 31, 1999, 2000 and 2001......................F-7

Consolidated Statements of Cash Flows -
For the years ended December 31, 1999, 2000 and 2001......................F-8

Notes to the Consolidated Financial Statements............................F-9

                          Independent Auditors' Report


The Board of Directors
Great Lakes Carbon Corporation

We have audited the accompanying consolidated balance sheets of Great Lakes Carbon Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Carbon Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 27, 2002

                         Report of Independent Auditors



The Board of Directors
Great Lakes Carbon Corporation

We have audited the accompanying consolidated statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flow of Great Lakes Carbon Corporation and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


                                                            ERNST & YOUNG LLP
New York, New York
February 4, 2000

                         Great Lakes Carbon Corporation
                                and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                              December 31,
                                                            2000       2001
                                                         ---------- ----------
ASSETS
Current Assets
 Cash and cash equivalents                               $  11,239  $  12,186
 Restricted cash                                                 -     10,414
 Accounts receivable, net of allowance for doubtful
  accounts of $600 in 2000 and 2001                         33,598     27,452
 Inventories                                                36,137     46,614
 Prepaid expenses and other current assets                   4,574      3,767
                                                         ---------- ----------
  Total Current Assets                                      85,548    100,433

Property, Plant and Equipment-Net                          190,354    177,467

Goodwill, net of accumulated amortization
  of $11,682 and $16,156 in 2000 and 2001                  167,273    162,799
Capitalized financing costs                                 12,867     10,544
Investment in GLAC Debentures                               15,613     28,933
Other Assets                                                 1,918      1,971
                                                         ---------- ----------
  Total Assets                                           $ 473,573  $ 482,147
                                                         ========== ==========

See accompanying notes.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

                          Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                              December 31,
                                                            2000       2001
                                                         ---------- ----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
 Accounts payable                                        $  18,024  $  12,818
 Accrued expenses                                           11,528     18,835
 Income taxes payable                                        2,171        809
 Current portion of long-term debt                          15,390     19,578
                                                         ---------- ----------
  Total Current Liabilities                                 47,113     52,040

Long-term debt, less current portion                       247,748    244,506
Other long-term liabilities                                  6,901      9,764
Deferred taxes                                              53,447     47,408
Due to parent                                                3,349      7,181

Stockholder's Equity
 Common stock, par value $0.01 per share;
  1,000 authorized, outstanding                                  -          -
 Additional paid-in capital                                 93,000     93,000
 Retained earnings                                          22,015     30,384
 Accumulated other comprehensive loss                            -     (2,136)
                                                         ---------- ----------
  Total Stockholder's Equity                               115,015    121,248
                                                         ---------- ----------
  Total Liabilities and Stockholder's Equity             $ 473,573  $ 482,147
                                                         ========== ==========

See accompanying notes.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

                      Consolidated Statements of Operations
                                                   Year Ended December 31,
                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
Net Sales                                     $ 234,544  $ 245,249  $ 248,504
Cost of Goods Sold                              171,793    184,366    193,916
                                              ---------- ---------- ----------
        Gross Profit                             62,751     60,883     54,588

Selling, general and administrative expenses     20,251     19,852     18,693
                                              ---------- ---------- ----------
        Operating Income                         42,500     41,031     35,895
                                              ---------- ---------- ----------
Other income (expense):
 Interest, net                                  (29,384)   (28,162)   (24,822)
 Other, net                                         961      1,048     (3,433)
                                              ---------- ---------- ----------
                                                (28,423)   (27,114)   (28,255)
        Income Before Income Taxes
            and Extraordinary Item               14,077     13,917      7,640

Income taxes                                      6,387      6,473      2,988
                                              ---------- ---------- ----------
Income before extraordinary item                  7,690      7,444      4,652

Extraordinary gain on early extinguishment
  of debt, net of tax expense of $173, $2,048
  and $2,073 for the years ended December 31,
  1999, 2000 and 2001                               322      3,804      3,717
                                              ---------- ---------- ----------
        Net income                            $   8,012  $  11,248  $   8,369
                                              ========== ========== ==========

See accompanying notes.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

                  Consolidated Statements of Stockholder's Equity
                                                          Accumulated
                                                             Other     Total
                                         Add'l              Compre-    Stock-
                              Common    Paid-in   Retained  hensive   holder's
                               Stock    Capital   Earnings   Loss      Equity
                             --------- --------- --------- --------- ---------
                                               (In thousands)
Balance at December 31, 1998 $      -  $ 92,380  $  2,755  $      -  $ 95,135
Net income                          -         -     8,012         -     8,012
                             --------- --------- --------- --------- ---------
Balance at December 31, 1999        -    92,380    10,767         -   103,147
Net income                          -         -    11,248         -    11,248
Capital contribution                -       620         -         -       620
                             --------- --------- --------- --------- ---------
Balance at December 31, 2000        -    93,000    22,015         -   115,015
Net income                          -         -     8,369         -     8,369
Minimum pension liability
 adjustment                         -         -         -    (2,136)   (2,136)
                                                                     ---------
Comprehensive income                                                    6,233
                             --------- --------- --------- --------- ---------
Balance at December 31, 2001 $      -  $ 93,000  $ 30,384  $ (2,136) $121,248
                             ========= ========= ========= ========= =========

See accompanying notes.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

                      Consolidated Statements of Cash Flows
                                                   Year Ended December 31,
                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
Operating activities
Net income                                    $   8,012  $  11,248  $   8,369
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                  22,732     24,030     24,295
  Accumulated other comprehensive loss                -          -     (2,136)
  Deferred taxes                                 (2,221)    (3,612)    (5,918)
  Extraordinary gain on extinguishment of debt     (322)    (3,804)    (3,717)
   Changes in operating assets and liabilities:
    Restricted cash                                   -          -    (10,414)
    Accounts receivables                        (13,777)      (860)     6,146
    Inventories                                   1,782       (217)   (10,477)
    Prepaid expenses and other current assets     4,843         39        807
    Accounts payable and accrued expenses        (6,870)     4,240      2,101
    Income taxes payable                          3,078     (1,738)    (3,556)
    Other, net                                    3,080      1,293      2,382
                                              ---------- ---------- ----------
Net cash provided by operating activities        20,337     30,619      7,882
                                              ---------- ---------- ----------
Investing activities
 Capital expenditures                            (4,280)    (4,285)    (4,183)
 Investment in GLAC Debentures                   (4,004)    (4,620)    (7,150)
                                              ---------- ---------- ----------
Net cash used by investing activities            (8,284)    (8,905)   (11,333)
                                              ---------- ---------- ----------
Financing Activities
 Repayment of long-term debt                    (16,010)   (19,604)   (19,920)
 Additions to long-term debt                          -        135     20,866
 Due to (from) parent                               656      1,272      3,452
 Capital contribution                                 -        620          -
                                              ---------- ---------- ----------
Net cash used by financing activities           (15,354)   (17,577)     4,398
                                              ---------- ---------- ----------
Increase (decrease) in cash and cash
 equivalents                                     (3,301)     4,137        947
Cash and cash equivalents at
 beginning of period                             10,403      7,102     11,239
                                              ---------- ---------- ----------
Cash and cash equivalents at end of period    $   7,102  $  11,239  $  12,186
                                              ========== ========== ==========

See accompanying notes.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

                   Notes to Consolidated Financial Statements
                               December 31, 2001


1.  Significant Accounting Policies

Organization

Great Lakes Carbon Corporation (the Company) is a producer of calcined petroleum coke ("CPC") principally for customers in the aluminum industry. The Company is a wholly-owned operating subsidiary of Great Lakes Acquisition Corp. (the "GLAC"), a holding company formed by American Industrial Capital Fund II, L.P. ("AIP"), a private investment fund, which acquired all of the issued and outstanding capital stock of the Company on May 22, 1998.

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

Foreign Currency Translation

Foreign currency financial statements have been translated into U.S. dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation". SFAS No. 52, as applied to foreign entity financial statements where the U.S. dollar is determined to be the functional currency, as in the Company's case, requires that monetary assets and liabilities denominated in the local or other foreign currency be remeasured to the U.S. dollar at the exchange rate in affect on the report date. Exchange rate gains and losses from remeasurement are recognized currently in results.

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

Goodwill

Goodwill represents the excess of purchase price over the fair value of the net assets acquired when GLAC purchased all the issued and outstanding stock of the Company on May 22, 1998. Goodwill is being amortized using the straight-line method over 40 years.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.

Business Combinations

In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact that adoption of SFAS No. 142 may have on its financial position and results of operations. If effective January 1, 2001, there would have been a reduction of goodwill amortization expense of approximately $4,474,000 in 2001.

Accounting for Asset Retirement Obligations

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective January 2002. SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability for and asset retirement obligation and associated asset retirement cost. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective January 2003. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principals Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a business (as defined in that Opinion). This statement also amends Account Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. While the impact of SFAS No. 144 is still being evaluated, the Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


Significant Customers

The Company had two customers which represented 31.2% and 16.7% of net sales in 1999, 25.8% and 14.5% of net sales in 2000 and 26.7% and 14.8% of net sales in 2001.

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

Income Taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

2.  Restricted Cash

Funds that are legally restricted as to withdrawal or usage are shown as restricted cash. At December 31, 2001, $10,414,000 were set aside under an escrow agreement with AIP to settle a finders fee claim arising from the acquisition of the Company in 1998. On March 22, the claim was settled and paid for approximately the amount provided.

3.  Inventories

Inventories consist of the following:

                                                              December 31,
                                                            2000       2001
                                                         ---------- ----------
							     (In thousands)
  Raw materials                                          $  19,473  $  24,696
  Finished goods                                            10,047     14,307
  Supplies and spare parts                                   6,617      7,611
                                                         ---------- ----------
                                                         $  36,137  $  46,614
                                                         ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


4.  Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                                              December 31,
                                                            2000       2001
                                                         ---------- ----------
							     (In thousands)
  Land and improvements                                  $   2,932  $   2,932
  Buildings                                                 10,334     10,618
  Machinery, equipment and other                           217,945    220,867
  Construction in progress                                     465      1,442
                                                         ---------- ----------
                                                           231,676    235,859
  Accumulated depreciation                                 (41,322)   (58,392)
                                                         ---------- ----------
                                                         $ 190,354  $ 177,467
                                                         ========== ==========

Depreciation expense was $15,507,000, $16,805,000 and $17,070,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

5.  Investment in GLAC Debentures

The Company purchased several lots of the 13 1/8% Senior Discount Debenture Notes issued by GLAC at a discount in open market transactions. The accreted value of the notes, which the Company intends to hold to maturity, was $15,613,000 and $28,933,000 and represented approximately 37% and 61% of the total issue oustanding at December 31, 2000 and 2001, respectively.

6.  Accrued Expenses

Accrued expenses included interest payable and employee profit sharing payable of $2,546,000 and $2,055,000 at December 31, 2000 and $177,000 and $1,390,000
at December 31, 2001, respectively, and a finders fee claim payable (arising from the acquisition of the Company in 1998) of $10,414,000 at December 31, 2001.

7.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

                                                              December 31,
                                                            2000       2001
                                                         ---------- ----------
							     (In thousands)
10.25% Senior Subordinated Notes due May 15, 2008        $ 175,000  $ 188,048
Term Loan Credit Facility bearing interest at the
  Company's option at LIBOR (1.9% at December 31,
  2001) plus a margin ranging from 2.25% to 3.00%
  or Prime (4.75% at December 31, 2001) plus a margin
  ranging from 1.25% to 2.00% (subject to an interest
  reduction discount ranging from 0% to 0.75% based
  on the achievement of certain leverage ratios) due
  in varying amounts quarterly through May, 2006            79,720     70,825
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002           1,572        355
Facility expansion credit line bearing interest at
  LIBOR plus 4% (5.9% at December 31, 2001) due in
  semiannual installments through September 2001             4,755          -
Capital lease obligations bearing interest at rates
  ranging from 9.3% to 10% due in varying amounts at
  various dates through February 2004                          649        132
Other                                                        1,397      4,724
                                                         ---------- ----------
                                                           263,138    264,084
Current portion                                            (15,390)   (19,578)
                                                         ---------- ----------
                                                         $ 247,748  $ 244,506
                                                         ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

Pursuant to the terms of the Senior Subordinated Notes the Company has exercised its pay-in-kind option in connection with the November 15, 2001 and
the May 15, 2002 interest payments.   As a condition to obtaining incremental
term loan financing for an acquisition discussed further in Note 19 below, the Company has agreed to use its two remaining elections and will make the November 2002 and May 2003 interest payments through the issuance of additional notes.

The Company or its affiliates may, from time to time, depending on liquidity, and market and economic conditions, purchase in open-market transactions GLAC 13 1/8% Senior Discount Debentures or its Senior Subordinated Notes.

The term loan credit facility is comprised of three single tranche term loans in the amount of $24,302,000, $23,644,000 and $22,879,000 at December 31, 2001
maturing on May 31, 2004, 2005 and 2006, respectively. The facility also includes a revolving credit agreement in effect until May 31, 2003, which provides for borrowings of up to $25,000,000 (with a $10,000,000 sub-limit for letters of credit). The facility is secured by substantially all the assets of the Company and requires that the Company, among other things, satisfy certain financial ratios. At December 31, 2001, there were no borrowings under the revolving credit portion of the facility and outstanding letters of credit were $1,099,000.

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

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


The facility expansion credit line was established in connection with a major facility expansion at the Company's La Plata, Argentina plant operated by its wholly-owned subsidiary, Copetro S.A. (Copetro). The loan was secured by the property, plant and equipment of Copetro, including the assets constructed with the funds financed. The agreement required that Copetro satisfy certain financial ratios and imposed limitations on the payment of dividends. On October 1, 2001, the Company paid the last installment to settle the obligation in full.

Certain covenants present in the Company's credit agreements make reference to a measure denominated as Adjusted EBITDA. Adjusted EBITDA is defined as operating income before depreciation, amortization and management fees and related expenses. Adjusted EBITDA is not a measure of performance defined by accounting priciples generally accepted in the United States of America.

The fair market value of the Company's long-term debt obligations approximated $177,000,000 and $187,000,000 at December 31, 2000 and 2001, respectively.

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

                                               Long-Term   Capital
                                                 Debt      Leases      Total
                                              ---------- ---------- ----------
                                                       (In thousands)
  2002                                        $  19,495  $      83  $  19,578
  2003                                            9,795         43      9,838
  2004                                           15,399          6     15,405
  2005                                           20,998          -     20,998
  2006                                           10,217          -     10,217
  Thereafter                                    188,048          -    188,048
                                              ---------- ---------- ----------
                                              $ 263,952  $     132  $ 264,084
                                              ========== ========== ==========

Interest paid amounted to $27,353,000, $27,167,000 and $14,783,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

The Company has significant amounts outstanding under its credit agreement that bear interest at variable rates. As a result, the Company's interest expense is sensitive to changes in the general level of interest rates. To illustrate, a 10% increase or decrease in the rates in effect for the year ended
December 31, 2001 would have resulted in a corresponding increase or decrease in interest expense for the period of $506,000.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


8.  Leases

The Company leases various production equipment under capital leases, some of which contain renewal options and/or options to purchase. Amortization under capital leases is included in depreciation expense.

Future minimum payments as of December 31, 2001, by year and in the aggregate, under capital leases and non-cancelable operating leases with initial or remaining terms of one year or more consist of the following:

                                                           Capital  Operating
                                                           Leases     Leases
                                                         ---------- ----------
                                                             (In thousands)
  2002                                                   $      91  $   1,657
  2003                                                          46      1,621
  2004                                                           6      1,552
  2005                                                           -      1,513
  2006                                                           -      1,272
  Thereafter                                                     -      4,324
                                                         ---------- ----------
  Total minimum lease payments                                 143  $  11,939
  Amounts representing interest                                (11) ==========
                                                         ----------
  Present value of net minimum lease payments            $     132
                                                         ==========

Rental expense for all operating leases was $2,012,000, $2,006,000 and $2,012,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

9.  Savings and Profit-Sharing Plans

The Company sponsors savings plans, which are qualified under section 401(k) of the Internal Revenue Code and provide that participating employees may make contributions of up to 15% of base wages, subject to statutory limitations.
The Company makes contributions for the benefit to each such employee equal to 50% of the employee's contributions, up to a maximum of 3% of the employee's salary. Matching contributions under the plans were $187,000, $192,000 and $198,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

The Company's practice has been to maintain a profit-sharing plan whereby eligible employees receive profit-sharing distributions determined as a percentage of base salary based on the Company's achievement of profitability targets established annually. Profit-sharing expense was $2,096,000 and $1,891,000 and $1,356,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

10.  Pension Plans

The Company has various defined benefit retirement plans, which cover substantially all employees. Benefits are based upon the number of years of service and the employee's compensation under varying formulas. The funding policy is generally to contribute at least the minimum amount that is acceptable under federal law for tax purposes. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. As of December 31, 2001, the assets of the plan were invested principally in listed stocks, bonds, money market certificates and cash.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


The Company also maintains a supplemental defined benefit retirement plan for key executives. This plan is not presently funded nor qualified under Section 401(a) of the Internal Revenue Code.

The components of net pension expense for the plans were as follows:

                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
  Service cost                                $     624  $     391  $     425
  Interest cost                                     797        917      1,061
  Expected return on assets                        (968)    (1,057)    (1,140)
  Amortization of prior service cost                  -         17         40
  Recognized net actuarial loss                      36          3         77
                                              ---------- ---------- ----------
  Net periodic pension cost                   $     489  $     271  $     463
                                              ========== ========== ==========

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets for the plans:

                                                            2000       2001
                                                         ---------- ----------
                                                             (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period             $  11,616  $  13,412
   Service cost                                                391        425
   Interest cost                                               917      1,061
   Amendments                                                  102        229
   Actuarial loss                                              757      1,112
   Benefits paid                                              (371)      (419)
                                                         ---------- ----------
   Benefit obligation at end of period                   $  13,412  $  15,820
                                                         ========== ==========
  Change in plan assets:
   Fair value of plan assets at beginning of period      $  12,381  $  12,612
   Actual return on plan assets                                174       (622)
   Company contribution                                        458        142
   Expenses                                                    (30)       (83)
   Benefits paid                                              (371)      (419)
                                                         ---------- ----------
   Fair value of plan assets at end of period            $  12,612  $  11,630
                                                         ========== ==========

   Funded status                                         $   (800)  $  (4,190)
   Unrecognized net actuarial loss                           1,244      4,125
   Unrecognized prior service cost                              84        273
                                                         ---------- ----------
  Net pension asset recognized in the balance sheets     $     528  $     208
                                                         ========== ==========
  Amount recognized in balance sheet consists of:
   Prepaid benefit cost (accrued benefit liability)      $     528     (2,202)
   Intangible asset                                              -        274
   Accumulated other comprehensive loss                          -      2,136
                                                         ---------- ----------
  Net pension asset recognized in the balance sheets     $     528  $     208
                                                         ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


The expected long-term rate of return on plan assets was 9% for the periods presented. The weighted average discount rate and weighted average rate of increase in future compensation levels used were 8% and 5% for 1999 and 7.5% and 4.5% for 2000, and 7.25% and 4.25% for 2001, respectively.

11.  Postretirement Obligations

The Company provides certain health care and life insurance benefits to all full time employees who satisfy certain eligibility requirements and reach retirement age while employed by the Company. The Company does not fund these benefits and accrues for the related cost generally over the employees' service period.

The components of net periodic postretirement benefit cost ("NPPBC") were as follows:

                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
  Service cost                                $     327  $     270  $     336
  Interest cost                                     286        319        385
                                              ---------- ---------- ----------
  NPPBC                                       $     613  $     589  $     721
                                              ========== ========== ==========

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets:

                                                            2000       2001
                                                         ---------- ----------
                                                             (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period             $   4,178  $   4,794
   Service cost                                                270        336
   Interest cost                                               319        385
   Actuarial loss                                              172        603
   Benefits paid                                              (145)      (164)
                                                         ---------- ----------
  Benefit obligation at end of period                    $   4,794  $   5,954
                                                         ========== ==========
  Change in plan assets:
   Fair value of plan assets at beginning of period      $       -  $       -
   Company contribution                                        145        164
   Benefits paid                                              (145)      (164)
                                                         ---------- ----------
  Fair value of plan assets at end of period             $       -  $       -
                                                         ========== ==========

  Funded status                                          $  (4,794) $  (5,954)
  Unrecognized net actuarial loss                               65        668
                                                         ---------- ----------
  Postretirement liability recognized
   in the balance sheets                                 $  (4,729) $  (5,286)
                                                         ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


The health care cost trend used in determining the accumulated postretirement benefit obligation ("APBO") was 6.71% grading down to 5.0% in five years. That assumption may have a significant effect on the amounts reported. To illustrate, increasing the assumed trend by 1% for all years would increase the aggregate service and interest component of NPPBC for the year ended December 31, 2001 by $101,000 (or 14.0%) and the APBO for the year then ended by $846,000 (or 14.2%). Conversely, decreasing the assumed trend by 1% for all years would decrease the aggregate service and interest component of NPPBC for the year ended December 31, 2001 by $125,000 (or 17.3%) and the APBO for the year then ended by $704,000 (or 11.8%).

Assumptions used to develop NPPBC and the actuarial present value APBO included the weighted average rate of increase in future compensation levels and the weighted average discount rate of 5% and 8% for 1999 and 5% and 7.5% for 2000 and 5% and 7.25% for 2001, respectively.

12.  Stockholder's Equity

On December 13,1999, the Board of Directors of GLAC adopted the 1999 Management Stock Option Plan (the "1999 Option Plan") which provides for the grant of stock options to purchase up to an aggregate of 4,050 shares of the common stock of GLAC a price of $1,000 per share with 2,800 shares being initially granted to employees. At the time of the grant, 16.4% of the options became vested with the remaining options targeted to vest on the last day of plan years 1999 through 2001 at a rate of 27.9% of the aggregate number of shares of common stock subject to the options per year, provided that the Company attains specified targets of Adjusted EBITDA, as defined. If the Adjusted EBITDA goal is not attained in any plan year, the options scheduled to vest in that year will vest on a pro rata basis as prescribed in the 1999 Option Plan, except that unless more than 90% of the Adjusted EBITDA goal is achieved, no portion of the options shall vest for the year. Conversely, the 1999 Option Plan provides of make-up vesting and accelerated vesting (of up to 25% of the options scheduled to vest in 2001), in that order, in the event that the Adjusted EBITDA goal is surpassed in any plan year. Notwithstanding the foregoing, all options granted under the 1999 Option Plan vest automatically on April 21, 2007, regardless of performance criteria, or upon of the sale of the Company should the sale occur prior to the end of 2001, and expire on the earlier of the tenth anniversary of the date of grant or the sale of the Company.

The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1999 Option Plan:

                                                                    Available
                                                          Options   For Future
                                                        Outstanding   Grants
                                                         ---------- ----------
  At plan inception on December 13, 1999                         -      4,050
  Granted on December 13, 1999 ($1,000 per share)            2,800     (2,800)
                                                         ---------- ----------
  Balance at December 31, 1999                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2000                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2001                               2,800      1,250
                                                         ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

               Notes to Consolidated Financial Statements (continued)


At December 31, 2001, the number of options outstanding that were vested totaled 1,712 at an exercise price of $1,000 per share with a weighted average remaining contractual life of 8 years.

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

                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
  Net earnings:
    As reported                               $   8,012  $  11,248   $  8,369
    Pro forma                                 $   7,878  $  11,181   $  8,353

The exercise price of these stock options was equal to the fair value of the underlying common stock on the date of grant, which was established by the Board of Directors of GLAC as the price at which GLAC will buy or sell its common stock. The grant date fair value for the stock options was estimated at $177.40 per option and was determined using an option pricing model with the following weighted average assumptions: risk-free interest rate of 6.51%; dividend yield of 0.1%; volatility factor of the expected market price of the Company's common stock of 0.0; and expected option life of 3 years.

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

13.  Other Income (Expense)

Other income (expense) consists of the following:

                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
  1998 acquisition fee settlement             $       -  $       -  $  (5,000)
  Export tax refund                               1,261      1,112      1,286
  Foreign exchange gain                               -          -        461
  Other                                            (300)       (64)      (180)
                                              ---------- ---------- ----------
                                              $     961  $   1,048  $  (3,433)
                                              ========== ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


14.  Income Taxes

Components of the Company's deferred tax liabilities and assets are as follows:

                                                            2000       2001
                                                         ---------- ----------
                                                             (In thousands)
  Deferred tax liabilities:
   Book over tax depreciable basis                       $  54,923  $  50,973
   Other - net                                               3,576      3,584
                                                         ---------- ----------
  Total deferred tax liabilities                            58,499     54,557
                                                         ---------- ----------
  Deferred tax assets:
   Accrued liabilities                                       2,742      5,424
   Valuation allowance                                        (475)      (475)
   Other - net                                               2,785      2,200
                                                         ---------- ----------
  Total deferred tax assets                                  5,052      7,149
                                                         ---------- ----------
  Net deferred tax liability                             $  53,447  $  47,408
                                                         ========== ==========

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
  Tax expense at statutory rates applied
   to pretax earnings                         $   4,927  $   4,874  $   2,674
  State income tax, net of federal tax effects       28          9          3
  Tax exempt earnings                              (332)      (327)      (289)
  Effects of foreign operations                    (171)       233     (1,483)
  Amortization of goodwill                        1,566      1,566      1,566
  Change in valuation allowance                       -        475          -
  Other                                             369       (357)       517
                                              ---------- ---------- ----------
                                              $   6,387  $   6,473  $   2,988
                                              ========== ========== ==========

Income taxes consist of the following:

                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
  Current:
   Federal                                    $   3,281  $   4,731  $   3,778
   State                                            604        323        366
   Foreign                                        4,730      4,907      4,883
                                              ---------- ---------- ----------
                                                  8,615      9,961      9,027
                                              ---------- ---------- ----------
  Deferred:
   Federal                                       (1,405)    (2,787)    (4,197)
   State                                           (561)      (309)      (361)
   Foreign                                         (262)      (392)    (1,481)
                                              ---------- ---------- ----------
                                                 (2,228)    (3,488)    (6,039)
                                              ---------- ---------- ----------
  Total                                       $   6,387  $   6,473  $   2,988
                                              ========== ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Income taxes paid were approximately $4,851,000, $10,551,000 and $8,557,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

U.S. income taxes have not been provided on the undistributed earnings of Copetro ($36,265,000 as of December 31, 2001) because such earnings are expected to be reinvested. Upon distribution of those earnings, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits and withholding taxes, if any).

Income (loss) before income taxes and extraordinary item attributable to domestic operations (which included results from export sales) was $1,479,000, $997,000 and $(5,429,000) for the years ended December 31,
1999, 2000 and 2001, respectively.

15.  Financial Information Relating to Segments

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

                         Great Lakes Carbon Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------1999----------
  Net sales             $ 190,648  $  40,167  $   1,303  $   2,426  $ 234,544
  Cost of goods sold     (138,002)   (26,501)    (1,136)    (6,154)  (171,793)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  52,646  $  13,666  $     167  $  (3,728)    62,751
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (20,251)
  Interest expense, net                                               (29,384)
  Other income (expense)                                                  961
                                                                    ----------
  Income before income taxes                                        $  14,077
                                                                    ==========

                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------2000----------
  Net sales             $ 183,576  $  48,395  $  11,155  $   2,123  $ 245,249
  Cost of goods sold     (133,919)   (34,053)    (9,295)    (7,099)  (184,366)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  49,657  $  14,342  $   1,860  $  (4,976)    60,883
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (19,852)
  Interest expense, net                                               (28,162)
  Other income (expense)                                                1,048
                                                                    ----------
  Income before income taxes                                        $  13,917
                                                                    ==========

                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------2001----------
  Net sales             $ 182,922  $  47,207  $  16,298  $   2,077  $ 248,504
  Cost of goods sold     (137,458)  (34,906)    (14,812)    (6,740)  (193,916)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  45,464  $  12,301  $   1,486  $  (4,663)    54,588
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (18,693)
  Interest expense, net                                               (24,822)
  Other income (expense)                                               (3,433)
                                                                    ----------
  Income before income taxes                                        $   7,640
                                                                    ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


16.  Operations by Geographic Area

The following is a summary of the Company's operations by geographic area:

                                                   Year Ended December 31,
                                                 1999       2000       2001
                                              ---------- ---------- ----------
                                                       (In thousands)
  Net Sales
   United States                              $ 168,815  $ 183,905  $ 195,421
   Foreign                                       65,729     61,344     53,083
                                              ---------- ---------- ----------
                                              $ 234,544  $ 245,249  $ 248,504
                                              ========== ========== ==========
  Operating income
   United States                              $  29,414  $  28,705  $  24,657
   Foreign                                       13,086     12,326     11,238
                                              ---------- ---------- ----------
                                              $  42,500  $  41,031  $  35,895
                                              ========== ========== ==========
  Assets
   United States                              $ 393,713  $ 393,445  $ 411,714
   Foreign                                       84,512     80,128     70,433
                                              ---------- ---------- ----------
                                              $ 478,225  $ 473,573  $ 482,147
                                              ========== ========== ==========

                         Great Lakes Carbon Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Exports from U.S. operations were approximately $83,525,000, $93,892,000 and $110,201,000 the years ended December 31, 1999, 2000 and 2001, respectively. Export sales to Western Europe as a percentage of United States net sales were 29.4%, 27.9% and 24.5% for the years ended December 31, 1999, 2000 and 2001, respectively. Export sales to the Mideast as a percentage of United States net sales were 17.6% for the year ended December 31, 2001. The Company's foreign operations are conducted principally in South America.

17.  Quarterly Financial Data (unaudited)

The following is a summary of Company's quarterly results of operations:

                                               2000 Quarterly Data
                                      3/31       6/30       9/30      12/31
                                   ---------- ---------- ---------- ----------
                                                 (In thousands)
  Net sales                        $  58,144  $  63,717  $  61,352  $  62,036
  Gross profit                        14,317     16,103     15,610     14,853
  Operating income                     9,794     11,323     10,444      9,470
  Other expense                        6,849      6,664      6,884      6,717
  Income before income tax and
   extraordinary expense               2,945      4,659      3,560      2,753
  Income tax expense                   1,439      2,434      2,107        493
  Extraordinary gain, net of tax           -          -          -      3,804
  Net income                           1,506      2,225      1,453      6,064
  Adjusted EBITDA (1)                 15,575     17,104     16,257     16,371


                                               2001 Quarterly Data
                                      3/31       6/30       9/30      12/31
                                   ---------- ---------- ---------- ----------
                                                 (In thousands)
  Net sales                        $  65,762  $  63,368  $  62,999  $  56,375
  Gross profit                        14,401     14,353     12,735     13,099
  Operating income                     9,841      9,301      7,891      8,862
  Other expense                        5,965      5,349      5,946     10,995
  Income before income tax and
   extraordinary expense               3,876      3,952      1,945     (2,133)
  Income tax expense (benefit)         1,823      1,737        877     (1,449)
  Extraordinary gain, net of tax       3,850          -          -       (133)
  Net income                           5,903      2,215      1,068       (817)
  Adjusted EBITDA (1)                 15,839     15,421     13,958     14,829


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

18.  Extraordinary Item

Extraordinary gains related to the repurchase of the Company's debt of approximately $322,000, $3,804,000 and $3,717,000 (net of income tax expenses of $173,000, $2,048,000 and $2,073,000) were recognized in 1999, 2000 and 2001, respectively.

19.  Litigation and Contingencies

The Company is a party to several proceedings, which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.

                         Great Lakes Carbon Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


20.  Subsequent Event

On March 27, 2002, the Company purchased a calcining facility located in Baton Rouge, LA (the "Baton Rouge Plant") from Alcoa, Inc. ("Alcoa") for $43,000,000, subject to a purchase price adjustment based upon a $23,000,000 million working capital guarantee. The transaction was financed by two $10,000,000 promissory notes bearing interest at 5% per annum payable to Alcoa in November 2002 and May 2003, incremental term loan borrowings under the Company's existing term loan credit facility of $12,000,000 and cash of $11,000,000.

The Baton Rouge Plant has four kilns that have the capacity to produce 700,000 tons per year of CPC. Situated on 55 acres of owned property, the facility has the capability to receive and ship material by truck or rail and ready access to barge or ocean-going vessel transportation which allow it to source and market product on a global basis.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on the 27th day of March 2002.

                                                Great Lakes Carbon Corporation

                                                By:  /s/JAMES D. MCKENZIE
                                                -----------------------------
                                                James D. McKenzie, President
                                                and Chief Executive Officer

                               Power of Attorney

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


Signature                    Title                          Date
---------------------------  -----------------------------  ------------------

/s/JAMES D. MCKENZIE         President, Chief Executive
---------------------        Officer and Director           March 27, 2002
James D. McKenzie            (Principal Executive Officer)

         *                   Senior Vice President,         March 27, 2002
---------------------        Operations and Administration
A. Frank Baca

         *                   Vice President, Sales          March 27, 2002
---------------------
Robert C. Dickie

         *                   Vice President, Raw Materials  March 27, 2002
---------------------
Craig L. Beilharz

         *                   Non-Executive Chairman of      March 27, 2002
---------------------        the Board, Director
Theodore C. Rogers

         *                   Director                       March 27, 2002
---------------------
W. Richard Bingham

         *                   Director                       March 27, 2002
---------------------
Kim A. Marvin

         *                   Director                       March 27, 2002
---------------------
Alfred E. Barry


By:  /s/JAMES D. MCKENZIE
--------------------------
James D. McKenzie
Attorney-in-Fact