Form 10-K/A
period 2002-12-31
GREAT LAKES CARBON CORP
filed 2003-03-31
CIK 1002664

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

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

		      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
       1 of 6



                           Independent Auditors' Report


The Board of Directors
Great Lakes Carbon Corporation

We have audited the accompanying consolidated balance sheets of Great Lakes Carbon Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Great Lakes Carbon Corporation and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 and Note 8 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill amortization to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 26, 2003
       F-2 / 2 of 6
                                   SIGNATURES


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

         *                   Controller, Assistant          March 26, 2003
---------------------        Secretary and Chief
Adela I. Robles              Financial Officer

         *                   Non-Executive Chairman of      March 26, 2003
---------------------        the Board, Director
Theodore C. Rogers

         *                   Director                       March 26, 2003
---------------------
W. Richard Bingham

         *                   Director                       March 26, 2003
---------------------
Kim A. Marvin


By:  /s/JAMES D. MCKENZIE
--------------------------
James D. McKenzie
Attorney-in-Fact
       3 of 6
                                CERTIFICATION


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

Date: 3/26/03                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

Date: 3/26/03                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer
       4 of 6
                                CERTIFICATION

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

Date: 3/26/03                                  /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer
       5 of 6
                                CERTIFICATION

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

Date: 3/26/03                                  /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer
       6 of 6