Form 10-K/A
period 2002-12-31
GREAT LAKES CARBON CORP
filed 2003-04-03
CIK 1002664

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C. 20549

                                Amendment No. 2
                                      to
                                  FORM 10-K/A
				 ANNUAL REPORT

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

		      DOCUMENTS INCORPORATED BY REFERENCE
                                     None
       1 of 30

                               Explanatory Note

        This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2002 is being filed to update the Independent Auditors' Report filed pursuant to Item 8 at page F-2 of our Annual Report on Form 10-K filed on March 28, 2003 to correct a typographical error. The Amendment No. 2 supercedes the amendment to our Form 10-K filed on March 31, 2003 that provided the revised Independent Auditors' Report, but did not set forth the complete text of Item 8 as required by SEC regulations. The remainder of the Form 10-K filed on March 28, 2003 remains unchanged.
       2 of 30

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

        Notes to the Consolidated Financial Statements
       3 of 30

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

Consolidated Balance Sheets -
December 31, 2001 and 2002...............................................F-3

Consolidated Statements of Operations -
For the years ended December 31, 2000, 2001 and 2002.....................F-5

Consolidated Statements of Stockholder's Equity -
For the years ended December 31, 2000, 2001 and 2002.....................F-6

Consolidated Statements of Cash Flows -
For the years ended December 31, 2000, 2001 and 2002.....................F-7

Notes to the Consolidated Financial Statements...........................F-8
       F-1 / 4 of 30



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

DELOITTE & TOUCHE LLP
Parsippany, New Jersey
March 26, 2003
       F-2 / 5 of 30

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

       F-3 / 6 of 30

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

       F-4 / 7 of 30

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

       F-5 / 8 of 30

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

       F-6 / 9 of 30

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

See accompanying notes.

       F-7 / 10 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

Impairment of Long-Lived Assets

Long-lived assets are periodically reviewed for impairment. Impairment losses are recognized if expected future undiscounted cash flows of the related assets are less than their carrying values.
       F-8 / 11 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement
 No. 13, and Technical Corrections

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions.
SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this Statement upon its effective date and reclassify gains and losses on extinguishment of debt currently treated as extraordinary items to other income or expense.
       F-9 / 12 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Net earnings:
    As reported                               $  11,248  $   8,369  $   8,943
     Fair value method stock-based
      compensation expense                           67         16         70
                                              ---------- ---------- ----------
    Pro forma                                 $  11,181  $   8,353  $   8,873
                                              ========== ========== ==========
       F-10 / 13 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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
                                                  ==============

No goodwill was established in connection with this acquisition since the fair value of the assets acquired exceeded the purchase price.
       F-11 / 14 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

6.  Investment in GLAC Debentures

The Company purchased several lots of the 13 1/8% Senior Discount Debenture Notes issued by GLAC at a discount in open market transactions. The accreted value of the notes, which the Company intends to hold to maturity, was $28,933,000 and $32,855,000 and represented approximately 61% of the total issue oustanding at December 31, 2001 and 2002, respectively.
       F-12 / 15 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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
                                              ========== ========== ==========

9.  Long-Term Debt

Long-term debt and capital lease obligations consist of the following:

                                                              December 31,
                                                            2001       2002
                                                         ---------- ----------
							     (In thousands)
10.25% Senior Subordinated Notes due May 15, 2008        $ 188,048  $ 210,769
Term Loan Credit Facility bearing interest at the
  Company's option at LIBOR (1.4% at December 31,
  2002) plus a margin ranging from 2.25% to 3.00%
  or Prime (4.25% at December 31, 2002) plus a margin
  ranging from 1.25% to 2.00% (subject to an interest
  reduction discount ranging from 0% to 0.75% based
  on the achievement of certain leverage ratios) due
  in varying amounts quarterly through May, 2006            70,825     65,061
5% Alcoa Seller Note Payable due May 31, 2003                    -     10,000
Various pollution control and industrial revenue bonds
  bearing interest at rates from 6.75% to 7.125% due
  in varying amounts at various dates through 2002             355          -
Capital lease obligations bearing interest at rates
  ranging from 9.3% to 10% due in varying amounts at
  various dates through February 2004                          132         25
Other                                                        4,724        377
                                                         ---------- ----------
                                                           264,084    286,232
Current portion                                            (19,578)   (23,700)
                                                         ---------- ----------
                                                         $ 244,506  $ 262,532
                                                         ========== ==========
       F-13 / 16 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

Maturities of long-term debt, for the succeeding five years and thereafter are as follows:

                                               Long-Term   Capital
                                                 Debt      Leases      Total
                                              ---------- ---------- ----------
                                                       (In thousands)
  2003                                        $  23,677  $      23  $  23,700
  2004                                           18,124          2     18,126
  2005                                           22,620          -     22,620
  2006                                           11,017          -     11,017
  2007                                                -          -          -
  Thereafter                                    210,769          -    210,769
                                              ---------- ---------- ----------
                                              $ 286,207  $      25  $ 286,232
                                              ========== ========== ==========
       F-14 / 17 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

The Company's practice has been to maintain a profit-sharing plan whereby eligible employees receive profit-sharing distributions determined as a percentage of base salary based on the Company's achievement of profitability targets established annually. Profit-sharing expense was $1,891,000, $1,356,000 and $1,389,000 for the years ended December 31, 2000, 2001 and 2002, respectively.
       F-15 / 18 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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
                                              ========== ========== ==========

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets for the plans:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period             $  13,412  $  15,820
   Service cost                                                425        537
   Interest cost                                             1,061      1,140
   Amendments                                                  229          -
   Actuarial loss                                            1,112        876
   Benefits paid                                              (419)      (465)
                                                         ---------- ----------
   Benefit obligation at end of period                   $  15,820  $  17,908
                                                         ========== ==========
  Change in plan assets:
   Fair value of plan assets at beginning of period      $  12,612  $  11,630
   Actual return on plan assets                               (622)      (894)
   Company contribution                                        142        751
   Expenses                                                    (83)       127
   Benefits paid                                              (419)      (465)
                                                         ---------- ----------
   Fair value of plan assets at end of period            $  11,630  $  11,149
                                                         ========== ==========

   Funded status                                         $  (4,190) $  (6,759)
   Unrecognized net actuarial loss                           4,125      6,840
   Unrecognized prior service cost                             273        234
                                                         ---------- ----------
  Net pension asset recognized in the balance sheets     $     208  $     315
                                                         ========== ==========
  Amount recognized in balance sheet consists of:
   Prepaid benefit cost (accrued benefit liability)      $  (2,202)    (5,129)
   Intangible asset                                            274        183
   Accumulated other comprehensive loss                      2,136      5,261
                                                         ---------- ----------
  Net pension asset recognized in the balance sheets     $     208  $     315
                                                         ========== ==========
       F-16 / 19 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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
                                              ========== ========== ==========

The following tables set forth the change in benefit obligation and plan assets, the funded status and amounts recognized in the Company's balance sheets:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Change in benefit obligation:
   Benefit obligation at beginning of period             $   4,794  $   5,954
   Service cost                                                336        401
   Interest cost                                               385        404
   Actuarial loss                                              603      1,258
   Benefits paid                                              (164)      (170)
                                                         ---------- ----------
  Benefit obligation at end of period                    $   5,954  $   7,847
                                                         ========== ==========
  Change in plan assets:
   Fair value of plan assets at beginning of period      $       -  $       -
   Company contribution                                        164        170
   Benefits paid                                              (164)      (170)
                                                         ---------- ----------
  Fair value of plan assets at end of period             $       -  $       -
                                                         ========== ==========

  Funded status                                          $  (5,954) $  (7,847)
  Unrecognized net actuarial loss                              668      1,927
                                                         ---------- ----------
  Postretirement liability recognized
   in the balance sheets                                 $  (5,286) $  (5,920)
                                                         ========== ==========
       F-17 / 20 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

The following table sets forth the activity and outstanding balances of options exercisable for shares of common stock under the 1999 Option Plan:

                                                                    Available
                                                          Options   For Future
                                                        Outstanding   Grants
                                                         ---------- ----------
  At plan inception on December 13, 1999                         -      4,050
  Granted on December 13, 1999 ($1,000 per share)            2,800     (2,800)
                                                         ---------- ----------
  Balance at December 31, 1999                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2000                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2001                               2,800      1,250
  Options granted                                                -          -
                                                         ---------- ----------
  Balance at December 31, 2002                               2,800      1,250
                                                         ========== ==========
       F-18 / 21 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

15.  Other Income (Expense)

Other income (expense) consists of the following:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  1998 acquisition fee settlement             $       -  $  (5,000) $     114
  Gain on sale of lease right/assets                  -          -      2,734
  Export tax refund                               1,112      1,286        685
  Export duties                                       -          -     (1,127)
  Foreign exchange gain                               -        461        653
  Other                                             (64)      (180)    (1,002)
                                              ---------- ---------- ----------
                                              $   1,048  $  (3,433) $   2,057
                                              ========== ========== ==========

16.  Income Taxes

Components of the Company's deferred tax liabilities and assets are as follows:

                                                            2001       2002
                                                         ---------- ----------
                                                             (In thousands)
  Deferred tax liabilities:
   Book over tax depreciable basis                       $  50,973  $  50,080
   Other - net                                               3,584      3,386
                                                         ---------- ----------
  Total deferred tax liabilities                            54,557     53,466
                                                         ---------- ----------
  Deferred tax assets:
   Accrued liabilities                                       5,424      3,202
   Valuation allowance                                        (475)    (1,166)
   Minimum pension liability adjustment                        748      1,841
   Other - net                                               2,200      3,903
                                                         ---------- ----------
  Total deferred tax assets                                  7,897      7,780
                                                         ---------- ----------
  Net deferred tax liability                             $  46,660  $  45,686
                                                         ========== ==========

The differences between tax expense computed at the statutory federal income tax rate and actual tax expense are as follows:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Tax expense at statutory rates applied
   to pretax earnings                         $   4,874  $   2,674  $   6,453
  State income tax, net of federal tax effect         9          3        (17)
  Tax exempt earnings                              (327)      (289)      (529)
  Effects of foreign operations                     233     (1,483)     3,105
  Amortization of goodwill                        1,566      1,566          -
  Change in valuation allowance                     475          -        691
  Other                                            (357)       517       (210)
                                              ---------- ---------- ----------
  Income tax expense                          $   6,473  $   2,988  $   9,494
                                              ========== ========== ==========
       F-19 / 22 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

              Notes to Consolidated Financial Statements (continued)


Income taxes consist of the following:

                                                 2000       2001       2002
                                              ---------- ---------- ----------
                                                       (In thousands)
  Current:
   Federal                                    $   4,731  $   3,778  $     876
   State                                            323        366         77
   Foreign                                        4,907      4,883      8,422
                                              ---------- ---------- ----------
                                                  9,962      9,027      9,375
                                              ---------- ---------- ----------
  Deferred:
   Federal                                       (2,787)    (4,197)     1,159
   State                                           (309)      (361)      (103)
   Foreign                                         (392)    (1,481)      (937)
                                              ---------- ---------- ----------
                                                 (3,489)    (6,039)       119
                                              ---------- ---------- ----------
  Total                                       $   6,473  $   2,988  $   9,494
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

The production and distribution of CPC, which is the focus of the first two units, is accomplished utilizing the same process, plant facilities and operating assets. The RPC trading business, as conducted by the Company, generally involves the use of such assets on a limited basis. Accordingly, the Company does not segregate, or otherwise account for, the assets by segments.
       F-20 / 23 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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
                                                                    ==========

                          Anode    Industrial
                          Grade      Grade        RPC
                           CPC        CPC       Trading     Other     Total
                        ---------- ---------- ---------- ---------- ----------
                                            (In thousands)
 ---------2002----------
  Net sales             $ 253,085  $  44,605  $   8,817  $   1,060  $ 307,567
  Cost of goods sold     (207,494)   (34,350)    (5,115)    (5,993)  (252,952)
                        ---------- ---------- ---------- ---------- ----------
  Segment Profit        $  45,591  $  10,255  $   3,702  $  (4,933)    54,615
                        ========== ========== ========== ==========
  Selling, general and
   administrative expenses                                            (11,803)
  Interest expense, net                                               (26,432)
  Other income (expense)                                                2,057
                                                                    ----------
  Income before income taxes                                        $  18,437
                                                                    ==========
       F-21 / 24 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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
                                              ========== ========== ==========

Exports from U.S. operations were approximately $97,023,000, $117,334,000 and $151,798,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Export sales to Western Europe as a percentage of United States net sales were 26.7%, 23.0% and 25.4% for the years ended December 31, 2000, 2001 and 2002, respectively. Export sales to the Mideast as a percentage of United States net sales were 18.9% for the year ended December 31, 2001.
Export sales to North America (exclusive of the U.S.) as a percentage of United States net sales were 12.9% for the year ended December 31, 2002. The Company's foreign operations are conducted principally in South America.
       F-22 / 25 of 30
                         Great Lakes Carbon Corporation
                                and Subsidiaries

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

21.  Litigation and Contingencies

The Company is a party to several proceedings, which are in various stages of resolution. Management of the Company, after discussion with legal counsel, is of the opinion that the ultimate resolution of these matters will not have a material effect upon the financial condition of the Company.
       F-23 / 26 of 30
                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its annual report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of April 2003.

                                                 Great Lakes Carbon Corporation

                                                 By:  /s/JAMES D. MCKENZIE
                                                 -----------------------------
                                                 James D. McKenzie, President
                                                 and Chief Executive Officer
       27 of 30
                                CERTIFICATION


Each of the undersigned hereby certifies in their capacity as an officer of Great Lakes Carbon Corporation (the "Company") that Amendment No. 2 to the Annual Report of the Company on Form 10-K for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such amendment presents fairly, in all material respects, the financial condition of the Company at December 31, 2002 and 2001 and the results of operations of the Company for the three years then ended.

Date: 4/3/03                                   /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer

Date: 4/3/03                                   /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer
       28 of 30
                                CERTIFICATION

I, James D. McKenzie, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Great Lakes Carbon Corporation (as so amended, the "annual report");

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

Date: 4/3/03                                   /s/JAMES D. MCKENZIE
                                               -------------------------------
                                               President and Chief Executive
                                               Officer
       29 of 30
                                CERTIFICATION

I, Adela I. Robles, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Great Lakes Carbon Corporation (as so amended, the "annual report");

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

Date: 4/3/03                                   /s/ADELA I. ROBLES
                                               -------------------------------
                                               Controller, Assistant Secretary
                                               and Chief Financial Officer
       30 of 30